Form 10QSB
period 1996-06-30
PTI HOLDING INC
filed 1996-08-15
CIK 885239

Income Statement - Beginning


PTI HOLDING INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(Unaudited)
JUNE 30, 1996



ASSETS

Current assets:
 Cash and cash equivalents                                             305,229
	Accounts receivable, net of allowance of $65,748                    3,948,677
	Inventories                                                         2,667,022
 Deferred tax asset                                                     68,400
 Prepaid expenses and other current assets                             993,187
                                                                    ----------
Total current assets                                                 7,982,515

Equipment and improvements, net of
 accumulated depreciation of $596,491                                  423,517
Deferred tax asset                                                      80,000
Goodwill, net of accumulated amortization of $104,971                1,364,625
Covenants not to compete,
 net of accumulated amortization of $279,110                           239,590
Patents, net of accumulated amortization of $667                         4,379
                                                                    ----------
                                                                    10,094,626
                                                                    ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
	Accounts payable and accrued expenses                               1,959,239
 Current portion of due to former key
  employee and shareholder of acquired company                          25,000
 Income taxes payable                                                  476,800
 Loan payable, bank                                                    569,589
                                                                    ----------
Total current liabilities                                            3,030,628

Due to former key employee and shareholder
 of acquired company, net of current portion                            58,750
                                                                    ----------
Commitments and contingent liabilities

Series A preferred stock, $.001 par value; issued
 and outstanding 25,000 shares, redeemable at
 liquidation value of $.10 per share
 (aggregating $2,500)                                                    2,500
                                                                    ----------
Stockholders' equity:
	Preferred stock, $.001 par value; authorized
  100,000 shares of which 25,000 shares have been
  designated as Series A preferred                                         -

	Common stock, $.01 par value; authorized 10,000,000
  shares, issued and outstanding 3,478,436 shares                       34,784
	Capital in excess of par                                            6,405,052
	Retained earnings                                                     562,912
                                                                    ----------
Total stockholders' equity                                           7,002,748
                                                                    ----------
                                                                    10,094,626
                                                                    ==========
Income Statement - Beginning




PTI HOLDING INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INCOME
(Unaudited)
THREE & SIX MONTHS ENDED JUNE 30, 1996 AND 1995


                                   For the Three Months    For the Six Months
                                      ended June 30,         ended June 30,
                                   -------------------     -------------------
                                      1996        1995        1996        1995
                                      ----        ----        ----        ----
Net sales                        6,820,979   3,073,144   9,444,839   4,599,385

Cost of sales                    4,763,977   2,155,960   6,575,536   3,142,006
                                 ---------   ---------   ---------   ---------
Gross profit                     2,057,002     917,184   2,869,303   1,457,379

Selling, general and
 administrative expenses           594,038     596,021   1,214,076   1,039,152
                                 ---------   ---------   ---------   ---------
Income from operations           1,462,964     321,163   1,655,227     418,227

Interest income,
 net of interest (expense)         (16,458)     10,299      (9,458)     20,781
                                 ---------   ---------   ---------   ---------
Income before income taxes       1,446,506     331,462   1,645,769     439,008
                                 ---------   ---------   ---------   ---------
Income taxes
Current                            451,800        -        476,800        -
Deferred                           110,584        -         41,600        -
                                 ---------   ---------   ---------   ---------
                                   562,384        -        518,400        -
                                 ---------   ---------   ---------   ---------

Net income                         884,122     331,462   1,127,369     439,008
                                 =========   =========   =========   =========

Net income per share
 of common stock                      $.23        $.10        $.29        $.13
                                 =========   =========   =========   =========
Weighted average
 shares outstanding              4,093,085   3,314,283   3,834,250   3,313,995
                                 =========   =========   =========   =========


End of table


Income Statement - BeginningEnd of table



PTI HOLDING INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)
SIX MONTHS ENDED JUNE 30, 1996 AND 1995


                                                              1996        1995
                                                         ---------   ---------
Cash flows from operating activities:

Net income                                               1,127,369     439,008

	Adjustments to reconcile net income to net cash
 (used in) operating activities:
			Provision for returns and doubtful collections            4,252    (250,000)
			Depreciation                                            136,471      97,344
 		Amortization of intangible assets                        73,013      73,012
   Deferred Income tax benefit                              41,600         -
 		Deferred compensation                                       -        25,000

	(Increase) decrease in operating assets:
			Accounts receivable                                  (2,781,792)   (599,246)
			Inventories                                            (997,886)   (534,962)
			Prepaid expenses and other current assets              (712,833)    (47,828)
	(Decrease) increase in operating liabilities:
   Accounts payable and accrued expenses                 1,226,830     729,172
   Income taxes payable                                    476,800         -
                                                         ---------   ---------
Net cash (used in) operating activities                 (1,406,176)    (68,500)
                                                         ---------   ---------

Cash flows from investing activities:

	Purchase of equipment and improvements                   (193,393)   (110,890)
	Reduction in cash invested to secure letters of credit    208,750         -
                                                         ---------   ---------
Net cash provided by (used in) investing activities         15,357    (110,890)
                                                         ---------   ---------

Cash flows from financing activities:

	Advances toward amounts due to former key employees
  and shareholders of acquired company                     (41,308)    (32,757)
 Proceeds from issuance of common stock                    198,438      80,000
	Proceeds of loan payable, bank                          5,000,000         -
 Repayment of loan payable, bank                        (4,430,411)        -
 Proceeds of loan from stockholders                        686,589         -
 Repayment of loan from stockholders                      (686,589)        -
                                                         ---------   ---------
Net cash provided by financing activities                  726,719      47,243
                                                         ---------   ---------
Net decrease in cash and cash equivalents                 (664,100)   (132,147)

Cash and cash equivalents, beginning of period             969,329     704,648
                                                         ---------   ---------
Cash and cash equivalents, end of period                   305,229     572,501
                                                         =========   =========


Supplemental disclosures:
	Interest paid                                              24,074        -







PTI HOLDING INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)


1.	Basis of presentation:

The consolidated financial statements included herein have been prepared by the Company, without the benefit of an audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's
Annual Report on Form 10-KSB for the year ended December 31, 1995 and filed with the Securities and Exchange Commission.

In the opinion of the Company's management, these unaudited consolidated financial statements include all adjustments, consisting solely of normal recurring adjustments, necessary in order to present fairly the Company's consolidated financial position as of June 30, 1996 and the consolidated results of their operations for the three & six months ended June 30, 1996 and 1995 and their consolidated cash flows for the six months ended June 30, 1996 and 1995. The results of operations for an interim period are not necessarily indicative of the results to be attained in any other fiscal period.

Common shares contingently issuable are excluded from the computation of weighted average shares outstanding since conditions for issuance have not been met and/or their inclusion would have had an antidilutive effect.
Common shares issuable upon exercise of warrants granted to the underwriters are also excluded since their inclusion would have had an antidilutive effect.

During March 1995, the Financial Accounting Standards Board issued SFAS No.
121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived
Assets to Be Disposed Of." The Statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that full recoverability is questionable.
Management evaluates the recoverability of goodwill and other long-lived assets and several factors are used in the valuation including, but not limited to, managements's plans for future operations, recent operating results and projected cash flows. The Company adopted SFAS No. 121 in the first quarter of 1996, the adoption of which did not have a material adverse effect on the results of operations or financial condition.

In October 1995, the Financial Accounting Standards Board issued SFAS No. 123,
"Accounting for Stock-Based Compensation." The Company will adopt the new disclosure requirements beginning with the year ending December 31, 1996.


2.	Contingent liabilities:

Effective April 1, 1994, the Company entered into a two-year, noncancellable lease for a production, warehouse, and office facility. The lease calls for the minimum annual rent of $76,000 plus escalation charges for increases in real estate taxes. By notice in October 1994, the Company ceased making rental payments and terminated such lease because the lessor failed to obtain a certificate of occupancy. However, the Company continued to occupy the space through September 1995 until it relocated to a new facilty. The landlord has commenced a suit against the Company for unpaid rent and for funds to make repairs.


The resolution of this matter is presently uncertain. However, any possible settlement is not expected to have a material effect on the financial position and results of operations of the Company if concluded unfavorably.

Certain claims, suits and complaints arising in the ordinary course of business have been filed or are pending against the Company. In the opinion of management, all matters are without merit or of such kind, or involve such amounts, as would not have a material effect on the financial position and results of operations of the Company if concluded unfavorably.

While the Company has not experienced any product liability claims, it presently cannot be determined if its product liability insurance is adequate to cover any losses that may arise.


3.	Financial Instruments:

The fair values of the Company's financial instruments approximate their carrying values due to their short maturity and interest provisions and are as follows:
                                          Carrying value     Fair value
                                          --------------     ----------

Cash and cash equivalents                        305,229        305,229

Loan payable, bank                               569,589        569,589



4.	Series A preferred stock:

The Series A preferred stock issued on July 31, 1992 bears stock issuance rights entitling the holder thereof to the issuance of 10 shares of common stock, up to a maximum aggregate amount of 30 shares of common stock, for each share of Series A preferred stock for each of the following conditions that are met: The Company has net income of $750,000 during any of the three complete fiscal years immediately after the date of the public offering
(December 1992); the Company has gross revenue of $20,000,000 during any of the five complete fiscal years after the date of the public offering;
the Company has gross revenue of $35,000,000 during any of the five complete fiscal years after the date of the public offering; and a cumulative total of 50% of the warrants issued in the public offering have been exercised.

If the period during which the shares of common stock are issuable lapses and each series A preferred stockholder has not been issued 30 shares of common stock, then each share of Series A preferred is to be redeemed at the liquidation preference price of $.10 per share. All shares of common stock issuable with respect to the Series A preferred stock and not previously issued is to be issued if the Company is acquired, provided that if the common stock continues to be publicly traded, the average bid price during the prior 90 days is greater than or equal to $5.00 per share (the initial public offering price of the common stock).

For the year ended December 31, 1995, the Company had net income in excess of $750,000. Accordingly, the Series A preferred shareholders were entitled to 10 shares of the common stock for each Series A preferred share owned.
However, three preferred shareholders holding an aggregate of 23,552 preferred shares relinquished their right to receive an issuance of an aggregate of 235,520 shares of the company's common stock. In consideration for relinquishing their rights to that common stock, the Company granted the three preferred shareholders options to acquire an aggregate of 235,520 shares of the common stock. The options have an exercise price of $4.50 (the quoted market price on the effective date of grant), are exercisable commencing in January, 1996 and expire in January, 2006. The three preferred shareholders are also directors and major common stockholders of the company. The remaining 14,480 common shares were issued to the other preferred stockholders in 1996.

5.	 Loan payable, bank:

On May 6, 1996, the Company entered into a line of credit agreement with a bank. Under the terms of the agreement, the Company may borrow up to $7,000,000 based on a percentage of certain accounts receivable and inventories as defined in the agreement. All borrowings are due on demand, and are collateralized by the company's account receivable, inventories and other assets. At June 30, 1996, the Company owed $569,589 pursuant to the line of credit agreement.



U.S. SECURITIES AND EXCHANGE COMMISSION
	Washington, D.C. 20549

	Form 10-QSB

 X  	Quarterly report under Section 13 or 15(d) of the Securities Exchange
     Act of 	1934 For the quarterly period ended 6/30/96

    	Transition report under Section 13 or 15(d) of the Securities Exchange
     Act of 	1934 (No fee required)

For the transition period from           to

Commission file number 1-11586

	              PTI HOLDING INC.
	(Name of small business issuer in its charter)


      Delaware        								   13-3590980
(State or jurisdiction								(I.R.S.Employer
of incorporation or								Identification No.)
organization)


c/o 15 E. North Street, Dover, DE        					  19901
(Address of principal executive offices)					(Zip Code)


	                 (302) 678-0855
	(Issuer's Telephone Number, Including Area Code)


	(Former Name, Former Address and Former Fiscal Year, if Changed Since Last
  Report)

Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days.

Yes  X    No


State the number of shares outstanding of each class of the issuer's classes of common equity, as of the latest practicable date. As of August 9, 1996, 3,478,436 shares of the issuer's common equity were outstanding.

                             	PART I


ITEM 1.	Consolidated Financial Statements.
                                                        										 Page
                                                                   ----
Consolidated Balance Sheet as of June 30, 1996                     	F-1

Consolidated Statement of Income for the three
and six months ended June 30, 1996 and 1995	                     			F-2

Consolidated Statement of Cash Flows for the
six months ended June 30, 1996 and 1995	                       					F-3

Notes to Consolidated Financial Statements	                    					F-4 - F-5


ITEM 2.	Management's Discussion and Analysis


PTI Holding Inc. (collectively with its wholly-owned subsidiaries referred to herein as the "Company"), formally known as Aerial Assault Inc., was incorporated under the laws of Delaware in March 1990. Until February 28, 1994, the Company was engaged in the business of designing, developing and marketing distinctive, high-performance men's athletic footwear for basketball, and related apparel bearing the Aerial Assault Inc. name and logo. The Company commenced sales in February 1992.

On March 1, 1994, the Company acquired Foam-O-Rama, Inc., a New York corporation ("Foam"), which is principally engaged in the business of the design, marketing and sale of bicycle helmets, by merging it with and into the Company's wholly owned subsidiary, Protective Technologies International
Inc., a New York corporation (the "Operating Subsidiary"), pursuant to a
Merger Agreement and Plan of Reorganization dated February 14, 1994 among the Operating Subsidiary, Foam and Foam's shareholders. From and after March 2, 1994, Foam had no separate or independent existence, having been merged into the Operating Subsidiary. For purposes of the transfer of the economic benefits and risks of such transaction and the ongoing business of Foam, the acquisition was deemed to have occurred as of the opening of business on January 1, 1994.

The Company is a bicycle helmet manufacturer. The passage of laws by many states suggests a widespread belief that a significant number of head injuries related to bicycle riding could be avoided if all riders wore helmets. In addition to helmets, the Company also markets and distributes bicycles and bicycle-related products.



Results of Continuing Operations
- --------------------------------
    	Second Quarter 1996 Compared to Second Quarter 1995
     ---------------------------------------------------

The Company's net sales were $6,820,979 during the quarter ended June 30, 1996, an increase of 122% from net sales of $3,073,144 during the comparable quarter in 1995. The 122% sales increase from 1995 to 1996 resulted primarily from increased sales to existing customers through the addition of new helmet models, and from expansion of the Company's bicycle accessories business.

Taking into account the second quarter sales increases, management anticipates that 1996 sales will increase in excess of 85% compared to 1995 sales.1 This increase is expected to result from the Company's increasing its market share at the expense of competitors, from introducing new accessory product lines, and from the Company's license arrangements both with Hasbro, Inc., to manufacture and market helmets, bicycles and bicycle accessories under the PlayskoolTM brand name.

Net income was $884,122 for the quarter ended June 30, 1996, compared to a net income of $331,462 during the same period in 1995. The increase in net income was due to higher sales levels, and lower selling general and administrative expenses as a percentage of sales.

Although the Company has projected sales for 1996, a net income projection has not been provided because of the uncertainties involved in the competitive nature of the helmet market.

The cost of sales for the quarter ended June 30, 1996 was $4,763,977 (resulting in a gross profit margin of 30.16%) compared to the Company's cost of sales of $2,155,960 (resulting in a gross profit margin of 29.85%) for the quarter ended June 30, 1995.

Selling, general and administrative expenses for the quarter ended June 30, 1996 were $594,038 compared to the Company's selling, general and administrative expenses of $596,021 for the quarter ended June 30, 1995.
As a percentage of sales, these expenses were 8.71% and 19.39% for the quarters ended June 30, 1996 and 1995, respectively. The decreased selling, general and administrative spending is due to the fact that the Company's sales grew faster than its increases in fixed overhead.


	    Six Months Ended 6/30/96 Compared to Six Months Ended 6/30/95
     -------------------------------------------------------------

The Company's net sales were $9,444,839 during the six months ended June 30, 1996, an increase of 105.35% from net sales of $4,599,385 during the comparable six months in 1995. The 105.35% sales increase from 1995 to 1996 resulted primarily from increased sales of existing models and accessory products, and the addition of new customers.

Net income was $1,127,369 during the six months ended June 30, 1996, compared to a net income of $439,008 during the same period in 1995. The increase in net income was due to higher sales levels, higher gross margins, and lower selling general and administrative expenses as a percentage of sales.

The cost of sales for the six months ended June 30, 1996 was $6,575,536
(resulting in a gross profit margin of 30.38%) compared to cost of sales of $3,142,006 (yielding a gross profit margin of 31.69%) for the six months ended June 30, 1995.

Selling, general and administrative expenses for the six months ended
June 30, 1996 were $1,214,076 compared to the Company's selling, general and administrative expenses of $1,039,152 for the six months ended June 30, 1995.
As a percentage of sales, these expenses were 12.85% and 22.59% for the six months ended June 30, 1996 and 1995, respectively. The decreased selling, general and administrative spending is due to the fact that the Company's sales grew faster than its increases in fixed overhead.


Capital Resources
- -----------------

The Company has satisfied its capital requirements through the proceeds of its initial public offering of securities, which resulted in net proceeds of approximately $3,800,000, through the proceeds of a Regulation `S' private placement in November 1994, which resulted in gross proceeds of approximately
$751,875, through the exercise of certain outstanding options held by employees and consultants of the Company, which resulted in net proceeds of approximately $175,075, through internal cash flow and, recently, through the Operating Subsidiary's opening of a revolving line of credit.

The Company pays its employees and vendors on a weekly, monthly or bi-monthly basis, while its customers pay for products generally within 70 days after shipment and, therefore, the Company has substantial needs for working capital. As of June 30, 1996, the Company had $305,229 of cash available for its cash needs, compared to cash of $572,501 as of June 30, 1995.

On May 6, 1996, the Operating Subsidiary opened a revolving line of credit at Key Bank of New York. The line of credit is collateralized by the Operating
Subsidiary's inventory, receivables and other assets, and guaranteed by the Company and Protective Technologies of America, Inc., a wholly-owned subsidiary (nonoperating) of the Company. Pursuant to such line of credit, the Operating Subsidiary currently has outstanding loans in the amount of $569,589.

The Company will also consider financing through additional public and private securities offerings and solicitations.

Based on the Company's current plans, management anticipates that current cash balances, together with the Company's line of credit and cash flow generated from operations, will be sufficient to continue to fund production, purchase of equipment, increased marketing activities and continued research and development, as well as the rest of the Company's cash requirments, for approximately the next 18 months.

                                   PART II
                                   -------

ITEM 2.  Changes in Securities.

Pursuant to Warrant Agreement date December 22, 1992 by and among the Company,
Corporate Stock Transfer, Inc. and Oak Ridge Investments, Inc. as previously amended (the "Warrant Agreement"), the Company has 460,000 redeemable public warrants outstanding. Each redeemable public warrant entitles the holder to purchase one share of Company's common stock at a purchase price of $7.50 per share. The Warrant Agreement provided for the expiration of the redeemable public warrants at the earlier of July 15, 1996 or the redemption date as set forth in Section 8 of the Warrant Agreement. However, on June 6, 1996 the
Company amended the Warrant Agreement, providing the redeemabe public warrants shall now expire at the earlier of 5:00 p.m. (New York time) on January 15, 1997, or the redemption date as forth in Section 8 of the Warrant
Agreement.

ITEM 6.   Exhibits and Reports on Form 8-K

(a)     Exhibits

3.1 Registrant's Articles of Incorporation, as amended, incorporated by reference to the like numbered exhibit in the Registant's Registration
Statement on Form SB-2 under the Securities Act of 1933, as amended, File No.
33-53466.

3.2     Registrant's By-Laws, incorporated by reference to the like numbered exhibit in the Registrant's Registration Statement on Form SB-2 under the Securities Act of 1933, as amended, File No. 33-53466.

4.1     Resolution of Designation, Powers, Preferences and Rights of Series A,
Preferred Stock, incorporated by reference to the like numbered exhibit in the Registrant's Registration Statement on Form SB-2 under the Securities Act of 1933, as amended, File No. 33-53466.

4.2 Form of Warrant of Brigde Loan lenders, incorporated by reference to the like numbered exhibit in the Registrant's Registration Statement on Form
SB-2 under the Securities Act of 1933, as amended, File No. 33-53466.

4.3 Form of Warrant included in Units, incorporated by reference to the numbered exhibit in the Registrant's Registration Statement on Form SB-2 under the Securities Act of 1933, as amended, File No. 33-53466.

4.4 Form of Underwriter's Warrant, incorporated by reference to the like numbered exhibit in the Registrant's Registration Statement on Form SB-2 under the Securities Act of 1933, as amended, File No. 33-53466.

4.5     Omitted

10.1    Omitted

10.2    Omitted

10.3    Omitted

10.4    Omitted

10.5    Omitted

10.6    Omitted

10.7    Omitted

10.8    Omitted

10.9    Warrant Agreement dated      , 1992 between Corporate Stock Transfer,
Inc. and the Company, incorporated by reference to the like numbered exhibit in the Registrant's Registration Statement of Form SB-2 under the Securities
Act of 1933, as amended, File No. 33-53466.

10.10   Omitted

10.11   Omitted

10.12   Omitted

10.13   Omitted

10.14 Form of Stock Option granted to employees, independent contractors and consultants, incorporated by reference to the like numbered exhibit in the Registrant's Registration Statement of Form SB-2 under the Securities Act of
1933, as amended, File No. 33-53466.

10.15 Merger Agreement and Plan of Reorganization dated February 14, 1994 among Protective Technologies International Inc., Foam-O-Rama, Inc., Ellen
Schaeffer and Lori Hillsberg, as amended, incorporated by reference to exhibit number 2 in the Registrant's Current Report on 8-K dated March 16, 1994 under the Securities Exchange Act of 1934, as amended.

10.16   Noncompetition Agreement dated March 1, 1994 between Protective
Technologies International Inc. and Ellen Schaeffer and Lori Hillberg, incorporated by reference to exhibit number 99.1 in the Registrant's Current
Report on Form 8-K dated March 16, 1994 under the Securities Exchange Act of
1934, as amended.

10.17   Noncompetition Agreement dated March 1, 1994 between Protective
Technologies International Inc. and Warren Schaeffer and Alan Hillsberg, incorporated by reference to exhibit number 99.2 in the Registrant's Current
Report on Form 8-K dated March 16, 1994 under the Securities Exchange Act of
1934, as amended.

10.18   Omitted

10.19   Omitted

10.20   Omitted

10.21 Form of Promissory Note memorializing loans from directors and officers as authorized by the Board of Directors on March 13, 1996, incorporated by referenced to the like numbered exhibit in the Registrant's Annual Report on Form 10-KSB date March 26, 1996, under the Securities Exchange Act of 1934, as amended.

10.22   Guarantee from Warran Schaeffer and Alan Hillsberg to Protective
Technologies International Inc., incorporated by reference to exhibit number
10.21 in the Registrant's Quarterly Report on Form 10-QSB dated October 31,
1995, under the Securities Exchange Act of 1934, as amended.

10.23 Exclusive License and Purchase Guarantee Agreement, dated July 19, 1994 between Toy Biz, Inc. and the Registrant, incorporated by reference to exhibit number 10.22 in the Registrant's Quarterly Report on Form 10-QSB for the quarter ended October 31, 1995, under the Securities Exchange Act of 1934, as amended.

10.24 Amendment #1 dated October 18, 1995 to Warrant Agreement, incorporated by reference to exhibit number 10.23 in the Registrant's Quarterly Report on Form 10-QSB for the quarter ended October 31, 1995, under the Securities
Exchange Act of 1934, as amended.

10.25   Line of Credit Agreement (Asset Based), dated May 6, 1996, among Key
Bank of New York, Protective Technologies International Inc., PTI Holding Inc.
and Protective Technologies of America Inc., and collateral loan documents thereto, incorporated by reference to like numbered exhibit in the Registrant's
Quarterly Report on Form 10-QSB for the quarter ended March 31, 1996, under the Securities Exchange Act of 1934, as amended.

10.26 Amendement #2 dated June 6, 1996 to Warrant Agreement, incorporated by reference to exhibit number 2 in the Registrant's Current Report on Form 8-K dated July 9, 1996, under the Securities Exchange Act of 1934, as amended.

(b)   Reports of Form 8-K

On July 9, 1996, the Company filed a Current Report on Form 8-K, whereby the
Company reported that it had amended its Warrant Agreement to extend the expiration date of its 460,000 redeemable public warrants from July 15, 1996 until January 15, 1997.


In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:   August 13, 1996


PTI HOLDING INC.



By/s/ Meredith W. Birrittella
- -----------------------------
Meredith W. Birrittella
Chief Executive Officer (authorized signatory)
Chief Financial Officer



Footnotes
- ---------

1. Although the Company is currently unaware of any potential setbacks, certain situations may arise which would cause the Company's results to differ materially from its projections. These situations may include, but are not limited to: (i) the emergence of stronger than anticipated competition in the helmet market; (ii) the failure of one or more of the Company's new accessory product lines; (iii) disputes arising between the Company and its licensors and/or customers; and (iv) the loss of one or more of the Company's key personnel.





