Form 10QSB
period 1996-09-30
PTI HOLDING INC
filed 1996-11-14
CIK 885239

U.S. SECURITIES AND EXCHANGE COMMISSION
                                 Washington, D.C. 20549

                                       Form 10-QSB

 X _____ Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 1996

   Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 (No fee required)

For the transition period from           to

Commission file number 1-11586

                                     PTI HOLDING INC.
                     (Name of small business issuer in its charter)


      Delaware                                                        13-3590980
(State or jurisdiction
(I.R.S.Employer
of incorporation or                                          Identification No.)
organization)


c/o 15 E. North Street, Dover, DE                                    19901
----------------------------------------                           -------
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

Yes  X    No


       State the number of shares outstanding of each class of the issuer's classes of common equity, as of the latest practicable date. As of November 13, 1996, 3,487,936 shares of the issuer's common equity were outstanding.










                                    Page - 1

                                         PART I


ITEM 1.       Consolidated Financial Statements.
                                                                       Page
Consolidated Balance Sheet as of September 30, 1996                      8

Consolidated Statement of Income for the three
and nine months ended September 30, 1996 and 1995                        9

Consolidated Statement of Cash Flows for the
nine months ended September 30, 1996 and 1995                           10

Notes to Consolidated Financial Statements                              11-12


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


Results of Continuing Operations

       Third Quarter 1996 Compared to Third Quarter 1995

       The Company's net sales were $4,087,524 during the quarter ended September 30, 1996, an increase of 114% from net sales of $1,906,634 during the comparable quarter in 1995. The 114% sales increase from 1995 to 1996 resulted primarily from increased sales to existing customers through the addition of new helmet models, from the expansion of the Company's bicycle accessories business, and also from the addition of new customers.

       Taking into account the third quarter sales increases, management anticipates that 1996 sales will increase more than 85% compared to 1995 sales.1 This increase is expected to result from the Company's increasing its market share at the expense of competitors, from introducing new accessory product lines, and from the Company's license arrangements with Hasbro, Inc., to manufacture and market helmets, bicycles and bicycle accessories under the PlayskoolTM brand name.

       Net income was $158,750 for the quarter ended September 30, 1996, compared to a net income of $70,433 during the same period in 1995. The increase in net income was due to higher sales levels, and lower selling general and administrative expenses as a percentage of sales.

       Although the Company has projected sales for 1996, a net income projection has not been provided because of the uncertainties involved in the competitive nature of the helmet market.

       The cost of sales for the quarter ended September 30, 1996 was $3,142,180 (resulting in a gross profit margin of 23.13%) compared to the Company's cost of sales of $1,232,525 (resulting in a gross profit margin of 35.36%) for the quarter ended September 30, 1995. The decrease in the gross profit margin is due primary to the increased volume of the accessories business which has a lower gross profit margin than the helmet business.

                                    Page - 2

       Selling, general and administrative expenses for the quarter ended September 30, 1996 were $687,080 compared to the Company's selling, general and administrative expenses of $617,804 for the quarter ended September 30, 1995. As a percentage of sales, these expenses were 16.81% and 32.4% for the quarters ended September 30, 1996 and 1995, respectively. The decreased ratio of selling, general and administrative spending to sales is in part due to the fact that the Company's sales grew faster than its increases in fixed overhead.


       Nine Months Ended 9/30/96 Compared to Nine Months Ended 9/30/95

       The Company's net sales were $13,532,363 during the nine months ended September 30, 1996, an increase of 108% from net sales of $6,506,019 during the comparable nine months in 1995. The 108% sales increase from 1995 to 1996 resulted primarily from increased sales to existing customers through the addition of new helmet models, from the expansion of the Company's bicycle accessories business, and also from the addition of new customers.

       Net income was $1,286,119 during the nine months ended September 30, 1996, compared to a net income of $509,441 during the same period in 1995. The increase in net income was due to higher sales levels and lower selling general and administrative expenses as a percentage of sales.

       The cost of sales for the nine months ended September 30, 1996 was $9,717,716 (resulting in a gross profit margin of 28.19%) compared to cost of sales of $4,374,531 (yielding a gross profit margin of 32.8%) for the nine months ended September 30, 1995. The decrease in the gross profit margin is due primary to the increased volume of the accessories business which has a lower gross profit margin than the helmet business.

       Selling, general and administrative expenses for the nine months ended September 30, 1996 were $1,901,156 compared to the Company's selling, general and administrative expenses of $1,656,956 for the nine months ended September 30, 1995. As a percentage of sales, these expenses were 14.05% and 25.47% for the nine months ended September 30, 1996 and 1995, respectively. The decreased ratio of selling, general and administrative spending to sales is in part due to the fact that the Company's sales grew faster than its increases in fixed overhead.


Capital Resources

       The Company has satisfied its capital requirements through the proceeds of its initial public offering of securities, which resulted in net proceeds of approximately $3,800,000, through the proceeds of a Regulation 'S' private placement in November 1994, which resulted in gross proceeds of approximately $751,875, through the exercise of certain outstanding options held by employees and consultants of the Company, which resulted in net proceeds of approximately $175,075, through internal cash flow and, recently, through the Operating Subsidiary's opening of a revolving line of credit.

       The Company pays its employees and vendors on a weekly, monthly or bimonthly basis, while its customers pay for products on an average of 70 days after shipment and, therefore, the Company has substantial needs for working capital. As of September 30, 1996, the Company had $449,278 of cash available for its cash needs, compared to cash of $385,850 as of September 30, 1995.

       On May 6, 1996, the Operating Subsidiary established a revolving line of credit at Key Bank of New York. The line of credit is collateralized by the Operating Subsidiary's inventory, receivables and other assets, and guaranteed by the Company and Protective Technologies of America, Inc., a wholly-owned subsidiary (nonoperating) of the Company. The Company does not currently have any outstanding loans pursuant to such line of credit.

       The Company will also consider financing through additional public and private securities offerings and solicitations.

       Based on the Company's current plans, management anticipates that current cash balances, together with the Company's line of credit and cash flow generated from operations, will be sufficient to continue to fund production, purchase of equipment, increased marketing activities and continued research and development, as well as the rest of the Company's cash requirements, for approximately the next 18 months.

                                    Page - 3

                                         PART II


ITEM 5.       Other Information.

       The Board of Directors of the Company held a special meeting on October 22, 1996. In accordance with its bylaws, the Company increased the size of its Board of Directors from three directors to five directors. Each of the two newly appointed directors will hold office until the next Annual Meeting of the Company's shareholders, and until his successor has been duly elected and qualified, or as otherwise provided in the Company's bylaws.

       The Directors of the Company have appointed the following individuals to fill the vacancies created by increasing the size of the Board of Directors:

       Warren Schaeffer. Mr. Schaeffer, age 39, co-founded Foam, the company acquired by the Company in March, 1994. Since the acquisition, he has served as
the President  of  the  Operating  Subsidiary.   Prior to his employment by the
Operating Subsidiary, Mr. Schaeffer was the President and a director of Foam.

       Myles Birrittella. Mr. Myles Birrittella, age 33, is currently employed at GE Capital. Mr. Myles Birrittella is the brother of Meredith W. Birrittella, the Company's Chief Executive Officer, and the brother of Martin P. Birrittella, the Chairman of the Company.



ITEM 6.       Exhibits and Reports on Form 8-K.

       (a)    Exhibits

       3.1 Registrant's Articles of Incorporation, as amended, incorporated by reference to the like numbered exhibit in the Registrant's Registration Statement on Form SB-2 under the Securities Act of 1933, as amended, File No. 33-53466

       3.2 Registrant's By-Laws, incorporated by reference to the like numbered exhibit in the Registrant's Registration Statement on Form SB-2 under the Securities Act of 1933, as amended, File No. 33-53466

       4.1 ______ Resolution of Designation, Powers, Preferences and Rights of Series A Preferred Stock, incorporated by reference to the like numbered exhibit in the Registrant's Registration Statement on Form SB-2 under the Securities Act of 1933, as amended, File No. 33-53466

       4.2 ______ Form of Warrant of Bridge Loan lenders, incorporated by reference to the like numbered exhibit in the Registrant's Registration Statement on Form SB-2 under the Securities Act of 1933, as amended, File No.
                33-53466

       4.3 ______ Form of Warrant included in Units, incorporated by reference to the like numbered exhibit in the Registrant's Registration Statement on Form SB-2 under the Securities Act of 1933, as amended, File No.
                33-53466

       4.4 Form of Underwriter's Warrant, incorporated by reference to the like numbered exhibit in the Registrant's Registration Statement on Form SB-2 under the Securities Act of 1933, as amended, File No. 33-53466

       4.5      Omitted

       10.1     Omitted

       10.2     Omitted

       10.3     Omitted

       10.4     Omitted

       10.5     Omitted


                                    Page - 4

       10.6     Omitted

       10.7     Omitted

       10.8     Omitted

       10.9 Warrant Agreement dated , 1992 between Corporate Stock Transfer, Inc. and the Company, incorporated by reference to the like numbered exhibit in the Registrant's Registration Statement on Form SB-2 under the Securities Act of 1933, as amended, File No. 33-53466

       10.10    Omitted

       10.11    Omitted

       10.12    Omitted

       10.13    Omitted

       10.14 ____ Form of Stock Option granted to employees, independent contractors and consultants, incorporated by reference to the like numbered exhibit in the Registrant's Registration Statement on Form SB-2 under the Securities Act of 1933, as amended, File No. 33-53466

       10.15 ____ Merger Agreement and Plan of Reorganization dated February 14, 1994 among ____ Protective _____ Technologies _____ International ____ Inc., Foam-O-Rama, Inc., Ellen Schaeffer and Lori Hillsberg, as amended, incorporated by reference to exhibit number 2 in the Registrant's Current Report on Form 8-K dated March 16, 1994 under the Securities Exchange Act of 1934, as amended

       10.16 Noncompetition Agreement dated March 1, 1994 between Protective Technologies International Inc. and Ellen Schaeffer and Lori Hillsberg, incorporated by reference to exhibit number 99.1 in the Registrant's Current Report on Form 8-K dated March 16, 1994 under the Securities Exchange Act of 1934, as amended

       10.17 Noncompetition Agreement dated March 1, 1994 between Protective Technologies International Inc. and Warren Schaeffer and Alan Hillsberg, incorporated by reference to exhibit number 99.2 in the Registrant's Current Report on Form 8-K dated March 16, 1994 under the Securities Exchange Act of 1934, as amended

       10.18    Omitted

       10.19    Omitted

       10.20    Omitted

       10.21 ____ Form of Promissory Note memorializing loans from directors and officers as authorized by the Board of Directors on March 13, 1996, incorporated by reference to the like numbered exhibit in the Registrant's Annual Report on Form 10-KSB for the period ended December 31, 1995 under the Securities Exchange Act of 1934, as amended

       10.22    ____  Guarantee  from Warren  Schaeffer  and Alan  Hillsberg  to
                Protective Technologies International Inc., incorporated by reference to exhibit number 10.21 in the Registrant's Quarterly Report on Form 10-QSB for the quarter ended September 30, 1995, under the Securities Exchange Act of 1934, as amended

       10.23 ____ Exclusive License and Purchase Guarantee Agreement, dated July 19, 1994 between Toy Biz, Inc. and the Registrant, incorporated by reference to exhibit number 10.22 in the Registrant's Quarterly Report on Form 10-QSB for the quarter ended September 30, 1995, under the Securities Exchange Act of 1934, as amended



                                    Page - 5

       10.24 ____ Amendment #1 dated October 18, 1995 to Warrant Agreement, incorporated by reference to exhibit number 10.23 in the Registrant's Quarterly Report on Form 10-QSB for the quarter ended September 30, 1995, under the Securities Exchange Act of 1934, as amended

       10.25 Line of Credit Agreement (Asset Based), dated May 6, 1996, among Key Bank of New York, Protective Technologies International Inc., PTI Holding Inc. and Protective Technologies of America Inc., and collateral loan documents thereto, incorporated by reference to like numbered exhibit in the Registrant's Quarterly Report on Form 10-QSB for the quarter ended March 31, 1996, under the Securities Exchange Act of 1934, as amended


       10.26 ____ Amendment ____ #2 dated June 6, 1996 to Warrant ____ Agreement, incorporated by reference to exhibit number 2 in the Registrant's Current Report on Form 8-K dated July 9, 1996, under the Securities Exchange Act of 1934, as amended


       (b)  Reports on Form 8-K

       The Company filed no reports on Form 8-K during the period ended September 30, 1996.







































                                    Page - 6

                                        SIGNATURE

       In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  November     , 1996


                    PTI HOLDING INC.




                    By:
                         Meredith W. Birrittella,
                         Chief Executive Officer (authorized signatory) Chief Financial Officer








































                                    Page - 7


                      PTI HOLDING INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEET
                                 (Unaudited)

                              SEPTEMBER 30, 1996


ASSETS
Current assets:
    Cash and cash equivalents                                    $    449,278
    Accounts receivable, net of allowance for returns and           2,755,212
       doubtful collections of $65,748
    Inventories                                                     2,984,605
    Advances toward inventory purchases                               326,170
    Deferred tax asset                                                 67,600
    Prepaid expenses and other current assets                         801,475
                                                                 ---------------

    Total current assets                                            7,384,340

Equipment and improvements, net of accumulated                        455,394
    depreciation of $696,759
Deferred tax asset                                                     93,200
Goodwill, net of accumulated amortization of $115,468               1,354,128
Covenants not to compete, net of accumulated                          213,655
    amortization of $305,045
Patents, net of accumulated amortization of $741                        4,305
                                                                 ---------------

                                                                 $  9,505,022
                                                                 ===============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable and accrued expenses                        $  1,646,394
    Current portion of due to former key employee and                  25,000
          shareholder of acquired company
    Income taxes payable                                              610,880
                                                                 ---------------

    Total current liabilities                                       2,282,274
                                                                 ---------------

Due to former key employee and shareholder of acquired                 58,750
    company, net of current portion
                                                                 ---------------

Commitments and contingent liabilities

Series A preferred stock, $.001 par value; issued and
    outstanding 25,000 shares, redeemable at liquidation                2,500
    value of $.10 per share (aggregating $2,500)
                                                                 ---------------

Stockholders' equity:
    Preferred stock, $.001 par value; authorized 100,000                    -
       shares of which 25,000 shares have been designated
       as Series A preferred
    Common stock, $.01 par value; authorized 10,000,000                34,784
       shares, issued and outstanding 3,478,436 shares
    Capital in excess of par                                        6,405,052
    Retained earnings                                                 721,662
                                                                 ---------------

    Total stockholders' equity                                      7,161,498
                                                                 ---------------

                                                                 $  9,505,022
                                                                 ===============

                                    Page - 8



                               PTI HOLDING INC. AND SUBSIDIARIES

                                CONSOLIDATED STATEMENT OF INCOME
                                          (Unaudited)

                     THREE & NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995



                                        Three Months ended             Nine Months ended
                                           September 30,                 September 30,
                                   ----------------------------   ----------------------------
                                       1996            1995           1996            1995
                                   ------------    ------------   ------------    ------------
Net sales                           $ 4,087,524     $ 1,906,634   $ 13,532,363    $  6,506,019

Cost of sales                         3,142,180       1,232,525      9,717,716       4,374,531
                                   ------------    ------------   ------------    ------------

Gross profit                            945,344         674,109      3,814,647       2,131,488

Selling, general and                    687,080         617,804      1,901,156       1,656,956
administrative expenses
                                   ------------    ------------   ------------    ------------

Income from operations                  258,264          56,305      1,913,491         474,532

Interest income, net of                  22,166          14,128         12,708          34,909
    interest (expense)
                                   ------------    ------------   ------------    ------------

Income before income taxes              280,430          70,433      1,926,199         509,441
                                   ------------    ------------   ------------    ------------

Income tax expense (benefit)
    Current                             134,080               -        610,880               -
    Deferred                            (12,400)              -         29,200               -
                                   ------------    ------------   ------------    ------------
                                        121,680               -        640,080               -
                                   ------------    ------------   ------------    ------------

Net income                          $   158,750          70,433   $  1,286,119    $    509,441
                                   ============    ============   ============    ============


Net income per share of             $       .04             .02   $        .33    $        .15
common stock
                                   ============    ============   =============   ============


Weighted average shares               4,216,889       3,365,506      3,891,973       3,330,900
outstanding
                                   ============    ============   ============    ============












                                       Page - 9

                         PTI HOLDING INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENT OF CASH FLOWS
                                    (Unaudited)

                   NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995


                                                          1996            1995
                                                      ------------    ------------
Cash flows from operating activities:
    Net income                                        $  1,286,119    $    509,441
    Adjustments to reconcile net income to net
       cash (used in) operating activities:
          Provision for returns and doubtful                 4,252        (216,000)
             collections
          Depreciation                                     236,739         163,581
          Amortization of intangible assets                109,519         109,519
          Deferred income taxes                             29,200               -
          Deferred compensation                                  -          37,500
          (Increase) decrease in operating assets:
             Accounts receivable                        (1,588,326)         22,714
             Inventories                                (1,315,469)       (841,366)
             Advances toward inventory                    (326,170)              -
              purchases
             Prepaid expenses and other current           (521,121)       (201,332)
             assets
          Increase in operating liabilities:
             Accounts payable and accrued                  913,985         186,431
                         expenses
             Income taxes payable                          610,880               -
                                                      ------------    ------------

    Net cash (used in) operating activities               (560,392)       (229,512)
                                                      ------------    ------------

Cash flows from investing activities:
    Purchase of equipment and improvements                (325,538)       (187,789)
    Reduction in cash invested to secure letters           208,750         208,750
       of credit
                                                      ------------    ------------

    Net cash provided by (used in) investing              (116,788)         20,961
       activities
                                                      ------------    ------------

Cash flows from financing activities:
    Payments of amounts due to former key
       employees and shareholders of acquired             (41,309)        (217,747)
       company
    Proceeds from issuance of common stock                 198,438         107,500
                                                      ------------    ------------

    Net cash provided by (used in) financing               157,129        (110,247)
       activities
                                                      ------------    ------------

Net decrease in cash and cash equivalents                 (520,051)       (318,798)

Cash and cash equivalents, beginning of period             969,329         704,648
                                                      ------------    ------------


Cash and cash equivalents, end of period              $    449,278    $    385,850
                                                      ============    ============


Supplemental disclosures:
    Interest paid                                     $     24,074    $          -
    Income taxes paid                                        4,160               -


                                     Page - 10

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

        In the opinion of the Company's management, these unaudited consolidated financial statements include all adjustments, consisting solely of normal recurring adjustments, necessary in order to present fairly the Company's consolidated financial position as of September 30, 1996 and the consolidated results of their operations for the three & nine months ended September 30, 1996 and 1995 and their consolidated cash flows for the nine months ended September 30, 1996 and 1995. The results of operations for an interim period are not necessarily indicative of the results to be attained in any other fiscal period.

        Common shares contingently issuable are excluded from the computation of weighted average shares outstanding since conditions for issuance have not been met and/or their inclusion would have had an antidilutive effect.

        During March 1995, the Financial Accounting Standards Board issued SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of." The Statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that full recoverability is questionable. Management evaluates the recoverability of goodwill and other long-lived assets and several factors are used in the valuation including, but not limited to, management's plans for future operations, recent operating results and projected cash flows. The Company adopted SFAS No. 121 in the first quarter of 1996, the adoption of which did not have a material adverse effect on the results of operations or financial condition.

        In October 1995, the Financial Accounting Standards Board issued SFAS No. 123, "Accounting for Stock-Based Compensation." The Company will adopt the new disclosure requirements beginning with the year ending December 31, 1996.


2.      Contingent liabilities:

        Effective April 1, 1994, the Company entered into a two-year, noncancellable lease for a production, warehouse, and office facility. The lease calls for the minimum annual rent of $76,000 plus escalation charges for increases in real estate taxes. By notice in October 1994, the Company ceased making rental payments and terminated such lease because the lessor failed to obtain a certificate of occupancy. However, the Company continued to occupy the space through September 1995 until it relocated to a new facility. The landlord has commenced a suit against the Company for unpaid rent and for funds to make repairs.

        The resolution of this matter is presently uncertain. However, any possible settlement is not expected to have a material effect on the financial position and results of operations of the Company if concluded unfavorably.



                                    Page - 11

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

4.      Line of credit agreement:

        On May 6, 1996, the Company entered into a line of credit agreement with a bank. Under the terms of the agreement, the Company may borrow up to $7,000,000 based on the a percentage of certain accounts receivable and inventories as defined in the agreement. All borrowings are due on demand, and are collateralized by the company's accounts receivable, inventories and other assets. At September 30, 1996, the Company had no outstanding liability pursuant to the line of credit agreement.


Footnotes:

     1 Although the Company is currently unaware of any potential setbacks, certain situations may arise which would cause the Company's results to differ materially from its projections. These situations may include, but are not limited to: (i) the emergence of stronger than anticipated competition in the helmet market; (ii) the failure of one or more of the Company's new accessory product lines; (iii) disputes arising between the Company and its licensors and/or customers; and (iv) the loss of one or more of the Company's key personnel.

                                   Page - 12