Form 10QSB/A
period 1996-06-30
PTI HOLDING INC
filed 1997-01-15
CIK 885239

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

 X       Quarterly report under Section 13 or 15(d) of the Securities Exchange
         Act of   1934 For the quarterly period ended 6/30/96

         Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 (No fee required)

For the transition period from           to

Commission file number 1-11586
                       -------

                                PTI HOLDING INC.
                  --------------------------------------------
                 (Name of small business issuer in its charter)


      Delaware                                                   13-3590980
----------------------                                        ----------------
(State or jurisdiction                                        (I.R.S.Employer
of incorporation or                                         Identification No.)
organization)


c/o 15 E. North Street, Dover, DE                                       19901
---------------------------------------                              ----------
(Address of principal executive offices)                             (Zip Code)


                          (302) 678-0855
                     -------------------------
         (Issuer's Telephone Number, Including Area Code)


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

                                    SIGNATURE
                                    ---------

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  August   , 1996


                           PTI HOLDING INC.




                           By/s/ Meredith W. Birrittella
                             ---------------------------
                             Meredith W. Birrittella,
                             Chief Executive Officer (authorized signatory) Chief Financial Officer