Form 10QSB/A
period 1996-09-30
PTI HOLDING INC
filed 1997-01-15
CIK 885239

U.S. SECURITIES AND EXCHANGE COMMISSION
                                 Washington, D.C. 20549

                                       Form 10-QSB

 X _____ Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 1996

   Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 (No fee required)

For the transition period from           to

Commission file number 1-11586

                                  PTI HOLDING INC.
                  --------------------------------------------
                 (Name of small business issuer in its charter)


      Delaware                                                    13-3590980
 -------------------                                           -----------------
(State or jurisdiction                                         (I.R.S.Employer
 of incorporation or                                         Identification No.)
 organization)


c/o 15 E. North Street, Dover, DE                                    19901
----------------------------------------                           -------
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