Form 10KSB
period 1996-12-31
PTI HOLDING INC
filed 1997-04-01
CIK 885239

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   Form 10-KSB



 X Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934 (Fee required) For the fiscal year ended December 31, 1996. Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 (No fee required) For the transition period from to


Commission file number 1-11586

                                PTI HOLDING INC.
                 (Name of small business issuer in its charter)

Delaware                                                           13-3590980
(State or jurisdiction                                         (I.R.S. Employer
of incorporation or organization)                            Identification No.)

c/o 15 East North Street, Dover, DE                                     19901
(Address of principal executive offices)                             (Zip Code)

                              (302) 678-0855
                (Issuer's Telephone Number, Including Area Code)

Securities registered under Section 12(b) of the Exchange Act:
Title of each class

                                                           Name of each exchange
                                                            on which registered
                                                          ----------------------
Common Stock, par value
   $.01 per share                                                None
Warrants to purchase
    Common Stock                                                 None

Securities registered under Section 12(g) of the Act:



         Check  whether the issuer:  (1) filed  reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days. Yes X No

         Check if there is no  disclosure  of  delinquent  filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

         State issuer's revenues for its most recent fiscal year. $17,529,509

         State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold or the average bid and asked prices of such stock, as of a specified date within the past 60 days. As of March 27, 1997, based upon the last sale price on such date ($ 8.50), such aggregate market value was $ 20,106,402.

         State the number of shares outstanding of each class of the issuer's classes of common equity, as of the latest practicable date. As of March 27, 1997, 3,492,936 shares of the issuer's common equity were outstanding.

         Transitional Small Business Disclosure Format (check one): Yes No X

                                     PART I


ITEM 1.  Description of Business.


History

         The Company, formally known as Aerial Assault Inc., was incorporated under the laws of Delaware in March 1990. Until February 28, 1994, the Company was engaged in the business of designing, developing and marketing distinctive, high-performance men's athletic footwear for basketball, and related apparel bearing the Company's name and logo. The Company commenced sales in February 1992.

         On March 1, 1994, the Company acquired Foam-O-Rama, Inc. ("Foam"), a New York corporation which is principally engaged in the business of the design, marketing and sale of bicycle helmets, by merging it with and into the Company's wholly-owned operating subsidiary, Protective Technologies International Inc., a New York corporation (the "Operating Subsidiary") pursuant to a Merger Agreement and Plan of Reorganization dated February 14, 1994 among the Operating Subsidiary, Foam and Foam's shareholders. From and after March 2, 1994, Foam had no separate or independent existence, having been merged into the Operating Subsidiary. For purposes of the transfer of the economic benefits and risks of such transaction and the ongoing business of Foam, the acquisition was deemed to have occurred as of the opening of business on January 1, 1994.

         The principal assets of Foam as of the effective date of the acquisition consisted of: approximately $601,000 of accounts receivable; approximately $327,000 of inventory (including finished bicycle helmets and raw materials); approximately $107,000 of molds and related tools (including equipment deposits) for use in the production of bicycle helmets from raw plastic; certain proprietary information (including production methods, vendor contacts, and customer information) having no book value; and all of the issued and outstanding capital stock of Protective Technologies of America, Inc., a nonoperating wholly owned subsidiary of Foam that licensed the name Protective TechnologiesTM to Foam.

Products

         The Company competes in mass market channels by offering a complete line of sport safety helmets in toddler through adult sizes. Currently, the Company produces and markets four distinctive helmet series, with each offered in a variety of patterns, colors and sizes. Helmets are made primarily of expanded EPS foam with a thin PVC or PETG micro shell over the top of the helmet. All of the Company's helmets meet or exceed the American National Safety Institute (ANSI) standards for bicycle helmet design. The Company's helmets are sold at retail for prices as low as $9.99 for a simple opening price point helmet for children to $49.99 for an advance, multi-vented helmet designed for adults.

         In addition to its own line of brand-name helmets, the Company manufactures helmets and accessories as a contractor for retailers and other companies selling private label products. This portion of the Company's business accounted for less than 10% of the Company's revenues during 1995 and 1996.

         The Company's principal models of helmets include:

Cool Cat(TM) and Kid KatTM: These models are the Company's best selling opening price point helmets for the toddler, child and youth categories. Helmets in these models retail for $9.99 to $12.99. The Cool CatTM was the best selling helmet at Toys R Us and Target stores from 1994 through 1996.

Elite(R) Series: These models comprise the Company's line of advanced, multi-vented helmets to be sold through independent bicycle dealers ("IBDs"). The Company began shipping helmets in these models as of April of 1995, and they currently retail for prices ranging from $30 to $50.

9000 SeriesTM: The Company's newest line of helmets, designed primarily for bicycling, is available in youth and adult sizes. This helmet retails in the $20 to $25 dollar range.

         The Company's bicycle-related products include, among other items, bicycles, knee and elbow pads, locks, water bottles and general biking equipment. A catalog detailing all of the Company's products is available upon request.

Manufacturing

         The Company assembles and distributes helmets, and distributes bicycles and bicycle accessory products from its manufacturing facility in New York State. The Company sources out the manufacturing of all the raw components of its helmets, including the plastic foam liners that constitute the main part of the helmets, to various manufacturers in the United States. Such independent manufacturers use molds and tooling that are owned by and for the exclusive use of the Company in the manufacture of these sub-assembly components. Further, the Company sources out the manufacturing of its bicycle and bicycle accessory products to certain foreign manufacturers in East Asia. Management believes that this outsourcing is the best long-term arrangement because it enables the Company to reduce its need for capital expenditures on equipment, and its manufacturing overhead.

         However, access to the foreign manufacturers could be adversely affected by economic or political instability in such foreign countries, and by currency fluctuations. In addition, the bicycles and bicycle accessories purchased by the Company for resale are subject to United States custom duties. Under the fixed duty structure in effect since July 1981, duties range from 8.5% to 37.5%, plus unit charges, depending on whether the principal component is leather or some other material. Further, the adoption of bilateral trade agreements between the United States and countries in which the Company's suppliers are located, work stoppages or the impositions of unilateral restrictions on trade, including quotas or additional duties, by either the United States or any supplier company, could disrupt supplies and/or increase the costs of obtaining products. The Company is unable to predict whether additional customs duties, quotas or other restrictions may be imposed on the importation of its products in the future. Any such action could result in increases in the cost of bicycles or bicycle accessories and, accordingly, might adversely affect the sales or profitability of the Company.

         Although the Company's operations would be seriously disrupted until alternative suppliers are found, with a significant adverse financial impact, the Company believes that such contract manufacturing of raw helmets and tooling and molds, as well as all of the raw materials required for such manufacturing, is available from several alternate sources. In addition, the Company believes that alternative suppliers for the Company's bicycle and bicycle accessory products are available in the event of a disruption of supply.

Marketing and Distribution

         The two largest segments in the bicycle helmet market are mass merchants and independent bicycle dealers ("IBDs"). The Company historically has focused its sales goals on servicing the large mass-merchant customers. A large portion of the helmet sales to children in the United States are due to the mandatory helmet legislation that has been adopted in many states. Mass merchants have accounted for a large portion of the purchases motivated by such legislation because of their low retail prices for helmets relative to the bicycle dealers. In addition, mass merchants provide the largest order volume and do not require the extensive distribution channels needed to provide services to IBDs. The Company's helmets are sold chain-wide in Toys R Us (600 stores), Target stores (550 stores), Sam's Club (430 stores), Sports Authority (150 stores), and other regional mass merchants.

         During 1996, the Company's sales to its single largest customer constituted approximately 65 percent of its gross revenues, compared to approximately 63 percent during the 1995 calendar year. Sales to its second largest customer during the 1996 accounted for 15 percent of gross revenues, compared to 23 percent in 1995. The Company believes that its relationships with these accounts are good.

         The Company has entered into a license arrangement with Hasbro, Inc. to manufacture and market helmets, bicycles and bicycle accessories under the PlayskoolTM brand name. In addition, the Company has entered into an exclusive license with Mattel, Inc. to manufacture helmets under the BarbieTM brand name, as well as a license to sell BarbieTM bicycle accessory products.

         Private label manufacturing of helmets and accessories for other companies in the helmet market has historically constituted a small part of the Company's business, and remains so to date. Although this segment generates a lower profit margin than do sales to mass merchants, the Company plans to attempt to increase private label sales as a percent of overall sales because they will allow the Company to widen its customer base, gain economies of scale in production and increase penetration into retail market space that might otherwise be given to a competitor. The Company's private label purchasers include Toys-R-Us and Target stores.

         The Company is currently seeking arrangements with established IBD distributors to expand its marketing to reach the IBDs. The Company believes that its line of Elite(R) Series helmets will enable it to gain market share in the high end of the helmet market.

Trademarks and Patents

         The Company markets its bicycle helmets, bicycles and bicycle products under the brand names Protective TechnologiesTM and PTITM. In addition, the Company markets different helmet styles under the trademarks Cool CatTM, Kid KatTM, Elite(R) Series, and the 9000 SeriesTM. Also, the Company licensed its Aerial Assault trademark to a third party for use in connection with the sale of footwear during 1996 for the sum of $50,597. The Company plans to use its Aerial Assault trademark in connection with the sale of bicycle helmets, bicycles and bicycle accessories in the near future. The Company believes that such trademarks are helpful to the Company's ability to market its products. To the extent it has not already done so, the Company plans to apply for registration of such trademarks.

         The Company does not currently use or employ any patents material to its business or operations.

Competition

         The bicycle helmet industry is dominated by Bell Sports Corporation ("Bell"), which has for several years maintained approximately a 45% market share in the United States. In 1995, Bell and American Recreation, the second largest manufacturer of bicycle helmets, merged their operations. The Company estimates that Bell now controls approximately 65% of the market, based on units sold in 1996. In addition to Bell, significant competitors include Troxol, Specialized and Trek, as well as other small manufacturers, including several new entrants in 1996. Most of the new entrants, however, have not succeeded in capturing a significant market share because mass merchant buyers have generally been reducing the number of helmet suppliers and dealing with only those companies that can supply a wide variety of helmet designs and price points.

         Bell and other competitors have significantly greater financial and other resources than the Company; however, the Company's ability to compete with Bell is highlighted by its success at Toys R Us and Target, where it has replaced Bell as the largest vendor. Although the Company has gained market share in the past by undercutting the prices of competitors, many competitors have reduced their prices to meet the Company's prices. The Company's ability to compete in the future will depend on its giving customers better and more varied designs, better service and more value-added products.

Research and Development

         The Company's research and development activities include development of new products, the improvement of existing products and the refinement of its manufacturing processes. During 1996, the Company spent approximately $109,000 on such research and development, up from approximately $54,000 in each of 1995 and 1994.

Employees

         As of March 25, 1997, the Company had approximately 100 full-time employees, including 10 individuals in management, administration and clerical positions. The Company's employees are not represented by a labor union, and the Company believes that its relations with employees are satisfactory.


ITEM 2.  Description of Property.


         The Company's principal facility is a 97,000 square foot combined office, warehouse and assembly facility in Hastings on Hudson, New York. The Company occupies 37,000 square feet of such facility pursuant to a lease, which expires in 1997. The Company occupies the remaining 60,000 feet pursuant to an amendment to the lease which is in draft form but not yet executed. The Company believes that comparable alternate facilities are available.

         The Company has advanced approximately $300,000 at December 31, 1996 on behalf of the landlord to make builing impovements at the Company's facility. Although there is no executed agreement to this effect, the Company has been and intends to continue to offset these advances to rent charges in 1997.


ITEM 3.  Legal Proceedings.


         Although the Company is a party to certain pending trade litigation's which have arisen in the usual course of its business, management deems such litigation's immaterial to the Company's financial position, results of operations and future cash flows.


ITEM 4.  Submission of Matters to a Vote of Security-Holders.


         No matter was submitted during the fourth quarter of the Company's 1996 fiscal year to a vote of security-holders.


                                     PART II


ITEM 5.  Market for Common Equity and Related Stockholder Matters.


         The Principal market on which the Company's common stock trades is The NASDAQ Small-Cap Stock Market under the symbol "PTII."

         The following table sets forth the high and low sale prices according to The NASDAQ Stock Market Research Department for the common stock of the Company during the periods indicated:

                         NASDAQ Stock Market List Prices

Quarter Ended                            High                       Low
-------------                            --------                   -----
March 31, 1995                           $ 2-7/8                    $ 1-1/4
June 30, 1995                            $ 3-3/4                    $ 1-1/4
September 30, 1995                       $ 6                        $ 3-5/8
December 31, 1995                        $ 7                        $ 4-3/4

March 31, 1996                           $ 6-11/16                  $ 4-3/8
June 30, 1996                            $ 9-3/8                    $ 5-3/4
September 30, 1996                       $ 9-5/8                    $ 7 1/16
December 31, 1996                        $ 10-3/8                   $ 7 3/4


         The above prices are over-the-counter market quotations and reflect inter-dealer prices, without retail mark-up, mark-down, or commission, and may not represent actual transactions. The source of such prices is The NASDAQ Stock Market's monthly statistical summary reports.

         As of February 28, 1997, the approximate number of holders of record of the Company's common stock was 100, and the number of beneficial holders of the Company's common stock was in excess of 1,300. The Company has not paid dividends to its shareholders since its inception and does not plan to pay dividends in the foreseeable future. The Company currently intends to retain any earnings to finance the growth of the Company.


ITEM 6.  Management's Discussion and Analysis


Results of Discontinued Operations

         For the year ended December 31, 1996 the Company had net income of $1,691,118. For the year ended December 31, 1995 the Company had net income of $867,936, consisting of $787,936 from continuing operations, and $80,000 from discontinued operations based on the write-off of an $80,000 account payable pursuant to a resolution of a dispute with one of the Company's former suppliers.

Results of Continuing Operations

         The Company's net sales were $17,529,509 during the year ended December 31, 1996, an increase of 115% from its net sales of $8,166,788 in 1995.

         The 115% sales increase from 1995 to 1996 resulted predominantly from increased sales to existing customers through the addition of new helmet models, from increased market share at the expense of competitors, from increased sales in existing models due to growth in the overall helmet market, from increased sales of the Company's bicycle and bicycle accessory products, from the addition of new retail outlets for the Company's products, from introducing new accessory product lines, and from the Company's license arrangements both with Hasbro, Inc., to manufacture and market helmets, bicycles and bicycle accessories under the PlayskoolTM brand name.

         The Company's net income for the year ended December 31, 1996 was $1,691,118, compared to the Company's net income for the year ended December 31, 1995 of $867,936, consisting of $787,936 of net income from operations and $80,000 of net income from discontinued operations. The increase in net income was due to several factors, including higher sales levels, higher gross margins, and lower selling general and administrative expenses as a percentage of sales.

         The cost of sales for the year ended December 31, 1996 was $12,140,542 (resulting in a gross profit margin of 31%), compared to the Company's cost of sales for the year ended December 31, 1995 of $5,954,212 (resulting in a gross profit margin of 27%).

         Selling, general and administrative expenses for the year ended December 31, 1996 were $2,717,851, compared to selling, general and administrative expenses of $1,664,002 for the year ended December 31, 1995. As a percentage of sales these expenses were 16% and 20% for the years ended December 31, 1996 and 1995, respectively.

         The increased selling, general and administrative spending in 1996 was primarily due to the higher costs associated with the expansion of the helmet, bicycle and bicycle accessory business and the higher costs for human resources. However, as a percentage of sales, selling, general and administrative spending decreased from the 1995 fiscal year. As the Company's sales grow faster than its increases in fixed overhead, the Company should continue to see its selling, general and administrative expenses as a percentage of sales fall.

Capital Resources

         The Company has satisfied its capital requirements through the proceeds of its initial public offering of securities, which resulted in net proceeds of approximately $3,800,000, through the proceeds of a Regulation 'S' private placement in November 1994, which resulted in gross proceeds of approximately $751,875, through the exercise of certain outstanding options held by employees and consultants of the Company, which resulted in net proceeds of approximately $175,075, through internal cash flow and through the Operating Subsidiary's opening of a revolving line of credit in May, 1996.

         The Company pays its employees and vendors on a weekly, monthly or bimonthly basis, while its customers pay for products on an average of 75 days after shipment, and therefore the Company has substantial needs for working capital. As of December 31, 1996, the Company had $361,878 of cash available for its cash needs, compared to cash of $969,329 as of December 31, 1995.

         On May 6, 1996, the Operating Subsidiary opened a revolving line of credit at Key Bank of New York. The line of credit is collateralized by the Operating Subsidiary's inventory, receivables and other assets, and guaranteed by the Company. As of December 31, 1996 the Company had $1,196,199 outstanding pursuant to such line of credit.

         The Company will also consider financing through additional public and private securities offerings and solicitations. In addition, the Company has recently registered shares of Common Stock underlying various warrants and options of the Company, the exercise of which will result in gross proceeds of approximately $4,635,535; however, no assurance can be given that any of the aforementioned warrants or options will be exercised.

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

         The Company's research and development efforts are directed toward developing new products, improving existing products and refining its manufacturing processes. Such research and development costs amounted to approximately $109,000 for the year ended December 31, 1996, and approximately $54,000 for each of the fiscal years ended December 31, 1995 and 1994. It is expected that the Company will spend approximately $150,000 on research and development during the 1997 year.


ITEM 7.  Financial Statements.

                                                                           Page
                                                                        --------
Independent Auditor's Report for 1996                                      F-1

Consolidated Balance Sheet as of December 31, 1996                         F-2

Consolidated Statement of Income for the years
ended December 31, 1996 and 1995                                           F-3

Consolidated Statement of Stockholders' Equity for the
years ended December 31, 1996 and 1995                                     F-4

Consolidated Statement of Cash Flows for the years                         F-5
ended December 31, 1996 and 1995

Notes to Consolidated Financial Statements                               F-6 to
                                                                         F-18


                                    PART III


ITEM 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

         The directors and executive officers of the Company are as follows:
                                                                      Executive
                                                                      Officer or
                                                                       Director
Name                        Age   Position                               Since
-----------                 ---   ----------------                       -------

Meredith W. Birrittella     30    Chairman, Director, Chief Executive    3/21/90
                                   Officer, and Chief Financial Officer

Myles Birrittella           33    Director                              10/22/96

Robert Fuhrman              68    Director                              12/12/96

Warren Schaeffer            39    Director, Secretary and President       3/1/94
                                    of Operating Subsidiary

         Meredith W. Birrittella. Mr. Birrittella, age 30, a co-founder of the Company, has served as an officer and director since the Company's inception, and is currently Chairman, C.E.O. and C.F.O. of the Company.

         Myles Birrittella. Mr. Myles Birrittella, age 33, became a director of the Company in October, 1996. Mr. Birrittella is currently employed by Merrill Lynch as a financial consultant. For the years 1995 and 1996, prior to his employment with Merrill Lynch, Mr. Birrittella was a self-employed investor. From 1992 through 1994, prior to becoming a self-employed investor, Mr. Birrittella was the National Sales Manager for the Company.

         Warren Schaeffer. Mr. Schaeffer, age 39, co-founded Foam, the company acquired by the Company in March, 1994. Since the acquisition, he has served as the president of the Operating Subsidiary, and in October, 1996, was elected as a director of the Company. As of December, 1996, Mr. Schaeffer became the Secretary of the Company. Prior to his employment by the Operating Subsidiary, Mr. Schaeffer was the President and a director of Foam.

         Robert Fuhrman. Mr. Fuhrman, age 68, has been Chairman of Fuhrman Associates, Inc. since 1972, serving as a managing and marketing consultant for a wide variety of consumer product companies. During this period, he has also served from time to time as an executive of client companies, including positions as President (CEO) of Eggland's Best, Inc., Marketing Vice President of Beech-Nut Nutrition Inc. (Baby Food) and Senior Vice President of "Totes."

         The Board of Directors is classified into three classes. Directors in each class are elected for a period of three years at the Company's annual meeting of shareholders, and each serves until his or her successor is duly elected by the shareholders. Currently, with the exception of Meredith W. Birrittella, whose term of directorship will expire in August 1997, each director's term in office has expired and/or such director is serving an interim term until the election of his successor. Officers are elected by and serve at the will of the Board of Directors. No director receives any compensation for services as a director. The only committee of the Board of Directors is the Option Committee, consisting of Mr. Fuhrman and Mr. Myles Birrittella. The Company has no executive, audit, nominating, compensation or other committees. Meredith Birrittella and Myles Birrittella are brothers.

         The following persons, each of whom was, at some time during the Company's 1996 fiscal year, a director, officer or beneficial owner of more than 10 percent of any class of equity securities of the Company, failed to file on a timely basis reports required by Section 16(a) of the Securities Exchange Act of 1934 during such year or prior years:

         Name of                   Number of           Number of Transactions
         Reporting Person          Late Reports        Not Filed on Timely Basis

         Martin P. Birrittella           1                        4

         Thomas J. Coleman               2                        4


ITEM 10. Executive Compensation.

                           Summary Compensation Table

                                                     Securities
Name and                                             Underlying  Other Annual
Principal Position       Year    Salary      Bonus   Options     Compensation(1)
------------------------ ----   ----------   -----  -----------  ---------------
Meredith W. Birrittella   1996   $155,385     -0-         25,000        $ 2,424
Chief Executive Officer   1995   $131,192     -0-         25,000        $ 2,024
Chief Financial Officer   1994   $101,131     -0-         25,000        $17,420

Warren Schaeffer          1996   $130,769     -0-         27,000         $2,424
Secretary, and President  1995   $100,000(2) $50,000(3)    -0-              $ 0
of Operating Subsidiary   1994   $103,846(4) $50,000(3)    -0-              $ 0


         (1) Consists of dental and health insurance premiums and retirement plan contributions.

         (2) $10,000 of the stated amount has been repaid by Mr. Schaeffer to the Company in retroactive salary adjustments under an employment agreement between Mr. Schaeffer and the Company commencing January 1, 1994 (the "Employment Agreement"). Although the Employment Agreement continues to govern Mr. Schaeffer's employment with the Company, and remains in full force and effect with respect to all other provisions, the Board of Directors of the Company has increased the amount of compensation paid to Mr. Schaeffer pursuant to the Employment Agreement, as is set forth in the above Summary Compensation Table.

         (3) Accrual of a deferred compensation payment of $100,000 paid by the Company in March 1996, pursuant to the Employment Agreement, as a result of Mr. Schaeffer's remaining with the Company throughout the fiscal years of 1994 and 1995.

         (4) $20,000 of the stated amount has been repaid by Mr. Schaeffer to the Company in retroactive salary adjustments pursuant to the Employment Agreement.

         Inside directors of the Company receive no compensation for serving as a director; however, the Company's outside directors will receive compensation in the amount of $7,500 per annum. In addition, the Company will grant 2,500 options to purchase the Company's common stock to each of the outside directors at exercise prices equal to the closing market price of the Company's common stock on the day of grant.


                        Option Grants In Last Fiscal Year

                       Percent of
Name and Principal     Number of Securities  Total Grants    Exercise Expiration
     Position          Underlying Options    to Employees(1)  Price       Date
---------------------  ------------------    --------------- -------- ----------
Meredith Birrittella     88,320(2)           46.4%            4.50        5/4/05
CEO, and CFO

Warren Schaeffer
Secretary, and President  2,000               1%              5.38       3/21/01
of Operating Subsidiary




         (1) Does not include stock options granted to consultants of the Company.

         (2)  In the  1995  fiscal  year,  the  Company's  net  income  exceeded
$750,000, thereby entitling Mr. Birrittella, as a holder of 8,832 Series A Preferred Stock, to an issuance of ten shares of the Company's Common Stock for each share of Series A Preferred Stock. On such basis, Mr. Birrittella was entitled to 88,320 shares of Common Stock of the Company. However, Mr. Birrittella relinquished all claim to said 88,320 shares of Common Stock and, in consideration, the Company granted to him ten-year options to purchase 88,320 shares of the Company's Common Stock at the then-current market price of $4.50.

Indemnification

         The Company's Certificate of Incorporation eliminates or limits the personal financial liability of the Company's directors, except in situations where there has been a breach of the duty of loyalty, failure to act in good faith, intentional misconduct or knowing violation of the law. In addition, the Company's By-laws include provisions to indemnify its officers and directors and other persons against expenses, judgments, fines and amounts paid in settlement in connection with threatened, pending or completed suits or proceedings against such persons by reason of serving or having served as officers, directors or in other capacities, except in relation to matters with respect to which such persons shall be determined to have acted not in good faith, unlawfully or not in the best interest of the Company.

         INSOFAR AS INDEMNIFICATION FOR LIABILITIES ARISING UNDER THE SECURITIES ACT OF 1933 MAY BE PERMITTED TO DIRECTORS, OFFICERS OR PERSONS CONTROLLING THE COMPANY PURSUANT TO THE FOREGOING PROVISIONS, THE COMPANY HAS BEEN INFORMED THAT IN THE OPINION OF THE SECURITIES AND EXCHANGE COMMISSION, SUCH INDEMNIFICATION IS AGAINST PUBLIC POLICY AS EXPRESSED IN THE ACT AND IS THEREFORE UNENFORCEABLE.


ITEM 11.         Security Ownership of Certain Beneficial Owners and Management.


         The following table sets forth, as of March 1, 1997, to the extent known to the Company, the ownership of the Company's Common Stock by (i) each person who is known by the Company to own of record or beneficially more than five percent of the Company's Common Stock, (ii) each of the Company's directors and executive officers and (iii) all directors and executive officers as a group. Except as otherwise indicated, the shareholders listed in the table have sole voting and investment powers with respect to the shares indicated.

Name and Address of              Amount and Nature of
Beneficial Owner                 Beneficial Ownership          Percent of Class
--------------------             --------------------          -----------------
Martin P. Birrittella
One River Street
Hastings on Hudson, NY 10706              568,558(1)                   15.8%

Meredith W. Birrittella
One River Street
Hastings on Hudson, NY 10706              673,559(2)                   18.6%

Myles Birrittella
One River Street
Hastings on Hudson, NY 10706                  470(3)                     0%

Thomas J. Coleman
One River Street
Hastings on Hudson, NY 10706              403,705(4)                   11.2%

Robert Fuhrman
One River Street
Hastings on Hudson, NY 10706                    0                        0

Warren Schaeffer
One River Street
Hastings on Hudson, NY 10706              157,000 (5)                   4.2%

All directors and
officers as a group
(four persons)                            821,028(2)(3)(5)             22.5%


         (1) Includes 25,000 shares of the Company's Common Stock which are issuable in respect of stock options at an exercise price of $1.25 per share, and 88,320 shares of the Company's Common Stock, which are issuable in respect of stock options at an exercise price of $4.50. Does not include up to 176,640 shares of Common Stock issuable in respect of shares of Series A Preferred Stock held by Martin Birrittella if the Company successfully achieves certain specified performance goals set forth in the Designation of such Preferred Stock, which are described below. See Item 12, "Certain Relationships and Related Transactions."

         (2) Includes 50,000 shares of the Company's Common Stock which are issuable in respect of stock options issued under the Company's 1994 Joint Incentive and Non-Qualified Stock Option Plan (See EXECUTIVE COMPENSATION - Stock Options) at an exercise price of $1.25 per share, and 88,320 shares of the Company's Common Stock, which are issuable in respect of stock options at an exercise price of $4.50. Does not include up to 176,640 shares of Common Stock issuable in respect of shares of Series A Preferred Stock held by Meredith Birrittella if the Company successfully achieves certain specified performance goals set forth in the Designation of such Preferred Stock, which are described below. See Item 12, "Certain Relationships and Related Transactions."

         (3) Does not include up to 940 shares of Common Stock issuable in respect of shares of Series A Preferred Stock held by Myles Birrittella if the Company successfully achieves certain specified performance goals set forth in the Designation of such Preferred Stock, which are described below. See Item 12, "Certain Relationships and Related Transactions."

         (4) Includes 50,000 shares of the Company's Common Stock registered hereunder which are issuable in respect of stock options at an exercise price of $1.25 per share, and 58,880 shares of the Company's Common Stock which are issuable in respect of stock options at an exercise price of $4.50. Does not include up to 117,760 shares of Common Stock issuable in respect of the shares of Series A Preferred Stock held by Mr. Coleman if the Company successfully achieves certain specified performance goals set forth in the Designation of such Preferred Stock, which are described below. See Item 12, "Certain Relationships and Related Transactions."

         (5) Includes 25,000 shares of the Company's Common Stock which are issuable in respect of stock options at an exercise price of $1.25 per share. Includes 2,000 shares of the Company's Common Stock which are issuable in respect of stock options vesting as of December 31, 1996, at an exercise price of $5.88 per share.


ITEM 12. Certain Relationships and Related Transactions.


         Martin Birrittella (an officer and director of the Company until his resignation on December 18, 1996), Meredith Birrittella, Myles Birrittella and Thomas Coleman (an officer and director of the Company until his resignation on November 22, 1996), collectively own 23,599 shares of the Company's Series A Preferred Stock. The Series A Preferred Stock bears stock issuance rights entitling the holder thereof to the issuance of a maximum aggregate amount of 30 shares of Common Stock for each share of Series A Preferred Stock in accordance with the following schedule: if the Company has net income equal to $750,000 during any of the three complete fiscal years commencing January 1, 1993, then 10 shares of Common Stock will be issued in respect of each share of Series A Preferred Stock; if the Company has gross revenues equal to or greater than $20,000,000 during any of the five complete fiscal years commencing January 1, 1993, then 10 shares of Common Stock will be issued in respect of each share of Series A Preferred Stock; if the Company has gross revenues equal to or greater than $35,000,000 during any of the five complete fiscal years commencing January 1, 1993, then 10 shares of Common Stock will be issued in respect of each share of Series A Preferred Stock; if a cumulative total of 50% or more of the Redeemable Public Warrants issued in the Company's initial public offering shall have been exercised, then 10 shares of Common Stock will be issued in respect of each share of Series A Preferred Stock. All shares of Common Stock issuable in respect of the Series A Preferred Stock and not previously issued will be issued if the Company is acquired, provided that if the Common Stock is then publicly traded, the average bid price during the prior 90 days shall equal or exceed the initial public offering price of such Common Stock.

         In the 1995 fiscal year, the Company's net income exceeded $750,000, thereby entitling holders of Series A Preferred Stock to an issuance of ten shares of the Company's Common Stock for each share of Series A Preferred Stock. On such basis, Meredith Birrittella, Martin Birrittella and Thomas Coleman were collectively entitled to a total of 235,520 shares of Common Stock of the Company pursuant to their Series A Preferred Stock issuance rights. However, those individuals relinquished all claim to said 235,520 shares of Common Stock and, in consideration, the Company granted such individuals ten-year options to purchase 235,520 shares of the Company's Common Stock at the then-current market price of $4.50. Myles Birrittella did not relinquish his claim to the 470 shares of Common Stock to which he was entitled, and the Company issued such shares of Common Stock to him.

         Of the original 707,970 shares of Common Stock issuable in respect of the shares of Series A Preferred Stock held by the aforementioned current and former officers and directors, 471,980 shares of Common Stock remain issuable.

         In September 1994, the shareholders of the Company approved a stock option plan, which provided that Mr. Coleman and Mr. Meredith Birrittella would receive options to purchase 25,000 shares of Common Stock of the Company at $4.00 per share for each year of service as an executive officer of the Company from 1994 through and including 1999. However, in May 1995 both Mr. Coleman, then a director and executive officer of the Company, and Mr. Birrittella waived all rights to receive these options. In consideration for such waiver, the Company granted to Mr. Coleman options (such options not pursuant to the Plan) to purchase 50,000 shares of Common Stock of the Company at $1.25 per share (such options exercisable for five years from the date of vesting), 25,000 of which options vested on May 1, 1995, and 25,000 of which vested on March 31, 1996. In consideration for Mr. Meredith Birrittella's waiver, the Company granted to him options (pursuant to the Plan) to purchase 100,000 shares of Common Stock of the Company at $1.25 per share (such options exercisable for five years from the date of vesting), of which 25,000 vested on May 1, 1995, 25,000 vested on March 31, 1996, 25,000 will vest on March 31, 1997, and the remaining 25,000 will vest on March 31, 1998.

         As the Company's sales increased in the first quarter of 1996 at a greater rate than its receivables matured, the Company experienced a shortage of working capital. To meet these working capital needs during the course of the Company's negotiations with a commercial lender for a line of credit, the Company obtained bridge financing in the total amount of $1,272,800 from Martin
P. Birrittella, Meredith W. Birrittella and Warren Schaeffer. On May 6, 1996 the Company signed a line of credit agreement, and drew upon such facility to fully satisfy its loans from Messrs. M.P. Birrittella, M.W. Birrittella and Schaeffer. In connection with this bridge financing, the Company paid a total of $9,658 of interest to the aforementioned lenders.


ITEM 13. Exhibits; List and Reports on Form 8-K.


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

4.1 Resolution of Designation, Powers, Preferences and Rights of Series A Preferred Stock, incorporated by reference to the like numbered exhibit in the Registrant's Registration Statement on Form SB-2 under the Securities Act of 1933, as amended, File No. 33-53466

4.2 Form of Warrant of Bridge Loan lenders, incorporated by reference to the like numbered exhibit in the Registrant's Registration Statement on Form SB-2 under the Securities Act of 1933, as amended, File No. 33-53466

4.3 Form of Warrant included in Units, incorporated by reference to the like numbered exhibit in the Registrant's Registration Statement on Form SB-2 under the Securities Act of 1933, as amended, File No. 33-53466

4.4 Form of Underwriters' Warrant, incorporated by reference to the like numbered exhibit in the Registrant's Registration Statement on Form SB-2 under the Securities Act of 1933, as amended, File No. 33-53466

10.1 Warrant Agreement dated , 1992 between Corporate Stock Transfer, Inc. and the Company, incorporated by reference to exhibit number 10.9 in the Registrant's Registration Statement on Form SB-2 under the Securities Act of 1933, as amended, File No. 33-53466

10.2 Form of Stock Option granted to employees, independent contractors and consultants, incorporated by reference to exhibit number 10.14 in the Registrant's Registration Statement on Form SB-2 under the Securities Act of 1933, as amended, File No. 33-53466

10.3 Merger Agreement and Plan of Reorganization dated February 14, 1994 among Protective Technologies International Inc., Foam-O-Rama, Inc., Ellen Schaeffer and Lori Hillsberg, as amended, incorporated by reference to exhibit number 2 in the Registrant's Current Report on Form 8-K dated March 16, 1994 under the Securities Exchange Act of 1934, as amended

10.4 Noncompetition   Agreement   dated   March  1,  1994   between   Protective
     Technologies International Inc. and Ellen Schaeffer and Lori Hillsberg, incorporated by reference to exhibit number 99.1 in the Registrant's Current Report on Form 8-K dated March 16, 1994 under the Securities Exchange Act of 1934, as amended

10.5 Noncompetition Agreement dated March 1, 1994 between Protective Technologies International Inc. and Warren Schaeffer and Alan Hillsberg, incorporated by reference to exhibit number 99.2 in the Registrant's Current Report on Form 8-K dated March 16, 1994 under the Securities Exchange Act of 1934, as amended

10.6 Form of Promissory Note memorializing loans from directors and officers as authorized by the Board of Directors on March 13, 1996, incorporated by reference to exhibit number 10.21 in the Registrant's Annual Report on Form 10-KSB for the period ended December 31, 1995, under the Securities Exchange Act of 1934, as amended

10.7 Guarantee   from  Warren   Schaeffer  and  Alan   Hillsberg  to  Protective
     Technologies International Inc., incorporated by reference to exhibit number 10.21 in the Registrant's Quarterly Report on Form 10-QSB for the period ended September 30, 1995, under the Securities Exchange Act of 1934, as amended

10.8 Exclusive License and Purchase Guarantee Agreement, dated July 19, 1994 between Toy Biz, Inc. and the Registrant, incorporated by reference to exhibit number 10.22 in the Registrant's Quarterly Report on Form 10-QSB for the period ended September 30, 1995, under the Securities Exchange Act of 1934, as amended

10.9 Amendment #1 dated October 18, 1995 to Warrant Agreement, incorporated by reference to exhibit number 10.23 in the Registrant's Quarterly Report on Form 10-QSB for the period ended September 30, 1995, under the Securities Exchange Act of 1934, as amended

10.10Line of Credit  Agreement  (Asset  Based),  dated May 6, 1996,  between Key
     Bank of New York, Protective Technologies International Inc., PTI Holding Inc. and Protective Technologies of America Inc., and collateral loan documents thereto, incorporated by reference to exhibit number 10.25 in the Registrant's Quarterly Report on Form 10-QSB dated March 31, 1996, under the Securities Exchange Act of 1934, as amended

10.11Financial Advisory and Investment Banking Agreement, dated April 2, 1996, between PTI Holding Inc. and GKN Securities Corp., incorporated by reference to the like numbered exhibit in Registrant's Registration Statement on Form SB-2 under the Securities Act of 1933, dated January 27, 1997, File No. 333-20607

10.12Amendment #2, dated June 6, 1996 to Warrant Agreement, incorporated by reference to exhibit number 2 in Registrant's Current Report on Form 8-K dated July 9, 1996, under the Securities Exchange Act of 1934, as amended
21   Subsidiaries of registrant,  incorporated by reference to the like numbered exhibit in the Registrant's Annual Report on Form 10-KSB dated April 14, 1995 under the Securities Exchange Act of 1934, as amended, File No. 1-11586

23.1 Consent of D'Arcangelo & Co. LLP.

         (b)  Reports on Form 8-K

                           During the fourth quarter, 1996 the Company filed one
                  Current Report on Form 8-K, which such Report stated that pursuant to the Warrant Agreement dated December 22, 1992 by and among the Company, Corporate Stock Transfer, Inc. and Oak Ridge Investments, Inc., as previously amended (the "Warrant Agreement"), the Company has amended the Warrant Agreement providing for an extension of the expiration date of its Redeemable Public Warrants (each Redeemable Public Warrant entitling the holder to purchase one share of Common Stock for a purchase price of $7.50 per share) from January 15, 1997 to January 15, 1998.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              PTI HOLDING INC.



                              By/s/ Meredith W. Birrittella
                                  Meredith W. Birrittella,
                                  Chairman of the Board
                                  Chief Executive Officer (authorized signatory) Chief Financial Officer



         In accordance with the requirements of the Securities Act of 1933, this registration statement has been signed by the following persons in the capacities and on the dates stated.


/s/ Meredith W. Birrittella
----------------------------------   Chief Executive Officer,     March 31, 1997
Meredith W. Birrittella              Chief Financial Officer,
                                     Chairman and Director


/s/ Myles Birrittella                Director                     March 31, 1997
---------------------------------
Myles Birrittella



/s/ Robert Fuhrman                   Director                     March 31, 1997
---------------------------------
Robert Fuhrman



/s/ Warren Schaeffer                 Director and Secretary       March 31, 1997
---------------------------------
Warren Schaeffer

INDEPENDENT AUDITOR'S REPORT



To the Board of Directors and Stockholders
PTI Holding Inc. and Subsidiaries


We have audited the accompanying consolidated balance sheet of PTI Holding Inc. and subsidiaries as of December 31, 1996, and the related consolidated statements of income, stockholders' equity and cash flows for each of the two years in the period then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of PTI Holding Inc. and subsidiaries as of December 31, 1996, and the results of their operations and their cash flows for each of the two years in the period then ended, in conformity with generally accepted accounting principles.







D'ARCANGELO & CO., LLP
Purchase, New York

March 4, 1997

                        PTI HOLDING INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                                DECEMBER 31, 1996

ASSETS

Current assets:
   Cash and cash equivalents                                         $   361,878
   Accounts receivable, net of allowance for
     returns and doubtful collections of $175,906                      3,232,166
   Inventories                                                         3,763,549
   Prepaid expenses and other current assets                           1,017,719
   Deferred tax assets                                                   121,000
                                                                     -----------

   Total current assets                                                8,496,312

Deferred tax assets                                                      103,000
Equipment and improvements,
     net of accumulated depreciation of $831,781                         470,873
Goodwill, net of accumulated amortization of $125,965                  1,343,631
Covenants not to compete, net of accumulated
     amortization of $330,980                                            187,720
Trademarks, net of accumulated amortization of $929                        6,050
                                                                     -----------
                                                                     $10,607,586
                                                                     ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Loan payable, bank                                                $ 1,196,199
   Accounts payable and accrued expenses                                 746,408
   Current portion of due to former key employee
     of acquired company                                                  21,832
   Income taxes payable                                                1,012,000
                                                                     -----------

   Total current liabilities                                           2,976,439
                                                                     -----------

Due to former key employee of acquired company,
     net of current portion                                               58,750
                                                                     -----------

Commitments and contingent liabilities

Series A preferred stock, $.001 par value; issued
     and outstanding 25,000 shares, redeemable at
     liquidation value of $.10 per share (aggregating $2,500)              2,500
                                                                     -----------

Stockholders' equity:
   Preferred stock, $.001 par value; authorized 100,000
     shares of which 25,000 shares have been designated
     as Series A preferred                                                 --
   Common stock, $.01 par value; authorized 10,000,000
     shares, issued and outstanding 3,487,936 shares                      34,879
   Capital in excess of par                                            6,408,357
   Retained earnings                                                   1,126,661
                                                                     -----------
   Total stockholders' equity                                          7,569,897
                                                                     -----------
                                                                     $10,607,586
                                                                     ===========



                        PTI HOLDING INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENT OF INCOME

                     YEARS ENDED DECEMBER 31, 1996 AND 1995

                                                  1996                1995
                                            --------------      ---------------
Net sales                               $       17,529,509     $      8,166,788

Cost of sales                                   12,140,542            5,954,212
                                            --------------      ---------------

Gross profit                                     5,388,967            2,212,576

Selling, general and
     administrative expenses                     2,717,851            1,664,002
                                            --------------      ---------------

Income from operations                           2,671,116              548,574

Interest income, net of interest
     expense of $53,538 (1996)
     and $118 (1995)                                     2               49,362
                                            --------------      ---------------

Income from continuing operations
     before income taxes (benefit)               2,671,118              597,936
                                            --------------      ---------------

Income taxes (benefit):
   Current                                       1,014,000                 -
   Deferred                                        (34,000)            (190,000)
                                            --------------      ---------------
                                                   980,000             (190,000)
                                            --------------      ---------------

Income from continuing operations                1,691,118              787,936

Income from discontinued operations                   -                  80,000
                                            --------------      ---------------

Net income                              $        1,691,118     $        867,936
                                            ==============      ===============


Net income per share of common stock:
  Continuing operations                 $              .43     $            .22
  Discontinued operations                              -                    .02
                                            --------------      ---------------

                                        $              .43     $            .24
                                            ==============      ===============

Weighted average shares outstanding              4,103,964            3,637,025
                                            ==============      ===============


                        PTI HOLDING INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                     YEARS ENDED DECEMBER 31, 1996 AND 1995



                 Common stock
              -------------------
                                              Receivable
                                                from
                                     Capital  exercise
                                    in excess    of       Retained       Total
                Shares    Amount     of par     stock     earnings stockholders'
                                               options    (Deficit)      equity
              ---------  -------   ---------  --------   -----------   ---------

Balance,
 January 1,
 1995         3,258,956   32,590   6,088,246   (15,000)   (1,432,393)  4,673,443

Net income         -        -           -         -          867,936     867,936

Collection         -        -           -       15,000          -         15,000

Issuance of
 common stock    80,000      800     124,450    (4,688)         -        120,562
              ---------  --------  ---------  --------    ----------  ----------

Balance,
 December 31,
 1995         3,338,956   33,390   6,212,696    (4,688)     (564,457)  5,676,941

Net income         -        -           -         -        1,691,118   1,691,118

Collection         -        -           -        4,688          -          4,688

Issuance of
 common stock   148,980    1,489     195,661      -             -        197,150
              ---------  -------  ----------  ---------  -----------  ----------

Balance,
 December 31,
 1996         3,487,936  $34,879  $6,408,357   $  -       $1,126,661  $7,569,897
              =========  =======  ==========  =========  ===========  ==========



                        PTI HOLDING INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                     YEARS ENDED DECEMBER 31, 1996 AND 1995

                                                       1996            1995
                                                   -----------     ------------
Cash flows from operating activities:
   Net income                                   $    1,691,118    $     867,936
   Adjustments to reconcile net income
     to net cash provided by (used in)
      operating activities:
         Provision for returns and
          doubtful collections                          78,906         (276,000)
         Depreciation                                  371,761          276,110
         Amortization of intangible assets             146,139          146,024
         Deferred income tax benefit                   (34,000)        (190,000)
         Deferred compensation                            -              50,000
         (Increase) decrease in operating
          assets:
            Accounts receivable                     (2,139,935)       1,029,720
            Inventories                             (2,094,413)      (1,014,587)
            Prepaid expenses and other
               current assets                         (737,365)        (136,066)
         Increase (decrease) in operating
               liabilities:
            Accounts payable and accrued expenses       13,999         (203,208)
            Income taxes payable                     1,012,000             -
                                                   -----------       -----------

   Net cash provided by (used in) operating
     activities                                     (1,691,790)         549,929
                                                   -----------       -----------

Cash flows from investing activities:
   Purchase of equipment and improvements             (476,039)        (385,219)
   Purchase of trademarks                               (1,932)            -
   Reduction in cash invested to secure
     letters of credit                                 208,750          208,750
                                                   -----------       -----------

   Net cash (used in) investing activities            (269,221)        (176,469)
                                                   -----------       -----------

Cash flows from financing activities:
   Payments of amounts due to former key
     employees of acquired company                     (44,477)        (244,341)
   Proceeds from bank loan, net                      1,196,199             -
   Proceeds from exercise of common stock
     options                                           201,838          135,562
                                                   -----------       -----------

   Net cash provided by (used in) financing
     activities                                      1,353,560         (108,779)
                                                   -----------       -----------

Net increase (decrease) in cash and
     cash equivalents                                 (607,451)         264,681

Cash and cash equivalents, beginning of year           969,329          704,648
                                                   -----------       -----------

Cash and cash equivalents, end of year            $    361,878      $   969,329
                                                   ===========       ===========

Supplemental disclosures:
   Interest paid                                  $     53,538      $       118
   Income taxes paid                                     2,000             -
   Receivable from exercise of stock options              -               4,688

Non-cash financing activity:

         Issuance of $14,480 shares of common stock for no consideration in connection with the terms of the series A preferred stock.

                       PTI HOLDING INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS





1.      Nature of operations and significant accounting policies:

        Principles of consolidation:

        The consolidated financial statements include the accounts of PTI Holding Inc. and its two wholly-owned subsidiaries Protective Technologies International Inc. ("PTI"), and Zacko Sports, Inc., a subsidiary formed in 1996. Significant intercompany balances and transactions are eliminated in consolidation.

        Nature of operations:

        The Company designs, manufactures and markets bicycle helmets and bicycle accessories for sale principally to domestic retailers. For the year ended December 31, 1996, sales of bicycle accessories represented approximately 39% of net sales. A minor portion of sales in 1995 pertain to bicycle accessories.

        Use of estimates in the preparation of financial statements:

        The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

        Cash and cash equivalents:

        The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

        The carrying amount of cash and cash equivalents approximates fair value because of the short maturity of these instruments.

        At December 31, 1996, approximately $75,000 of the Company's cash and cash equivalents was in excess of federal depository insurance coverage.

        Inventories:

        Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method. Cost includes material, labor and manufacturing overhead costs.

        Revenue recognition:

        Sales are recognized when products are shipped or, for certain private label manufacturing contracts, when products are completed, ready for future shipment and invoiced, with payment due in the normal course of business.

        Depreciation:

        Equipment and improvements are stated at cost. Depreciation of production equipment and office equipment is provided for using accelerated methods over the estimated useful lives of the related assets. Leasehold improvements are depreciated using the straight-line method over the related lease term or the estimated useful lives of the assets, if shorter.

        Amortization:

        Goodwill,  covenants not to compete,  and trademarks are amortized using
        the  straight-line   method  over  35  years,  5  years  and  17  years,
        respectively.

        It is the Company's policy to review the carrying value of unamortized goodwill, and when such review indicates impairment of value, goodwill would be written-down.

        Impairment of Long-Lived Assets:

        During March 1995, the Financial Accounting Standards Board issued SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of." The Statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that full recoverability is questionable. Management evaluates the recoverability of its intangible assets and other long-lived assets and several factors are used in the valuation including, but not limited to, management's plans for future operations, recent operating results and projected cash flows. The Company adopted SFAS No. 121 in 1996, the adoption of which did not have a material adverse effect on the results of operations or financial condition.

        Research and development costs:

        Research and development costs are charged to operations as incurred and amounted to approximately $109,000 and $54,000 for the years ended December 31, 1996 and 1995, respectively.

        Earnings per share of common stock:

        Earnings per share of common stock is computed using the weighted average number of shares of common stock outstanding and common stock equivalents (options and warrants). The amount of dilution reflected in earnings per share data is computed by application of the treasury stock method. Common shares contingently issuable are excluded from the computation of weighted average shares outstanding since conditions for issuance have not been met and/or their inclusion would have had an antidilutive effect.

        Stock-based compensation:

        Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," encourages but does not require companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock.

        Discontinued operations:

        The Company discontinued its operations in the design, development and marketing of athletic footwear effective as of December 31, 1993, and wound up the business in 1994. At December 31, 1996, there are no remaining assets or liabilities of the discontinued operations. The Company disputed an account payable of $80,000 it recorded as being due to one of its former athletic footwear manufacturers. The Company claimed, among other matters, that the manufacturer failed to timely manufacture goods resulting in the cancellation of a $145,000 sales order. During November 1994, the manufacturer filed suit against the Company for payment of the $80,000. The Company asserted a counterclaim alleging the manufacturer breached the contract which resulted in lost profits and customers. In January 1996, the manufacturer released the Company without payment. Accordingly, the Company reversed the account payable and recognized the resulting gain as income from discontinued operations in the year ended December 31, 1995.

        There were no income taxes or income tax benefits recognized with respect to the discontinued operations for the year ended December 31, 1995. The Company applied $80,000 of its net operating loss carryforward to the gain in 1995 thereby eliminating an income tax effect of $32,000.


2.      Inventories:

        Inventories are summarized as follows:

              Raw materials                                     $     1,566,584
              Finished goods                                          2,196,965
                                                                     -----------
                                                                $     3,763,549
                                                                     ===========

3.      Equipment and improvements:


        Equipment and improvements consist of the following:


              Production equipment                              $       961,884
              Office equipment                                          237,480
              Leasehold improvements                                    103,290
                                                                     -----------
                                                                      1,302,654
              Less accumulated depreciation                             831,781
                                                                     -----------
                                                                $       470,873

                                                                     ===========

4.      Covenants not to compete:

        The Company has a noncompetition agreement with the former shareholders of an acquired business restricting them from, among other activities, competing with the Company for a period of five years through 1998. The noncompetition agreement provided for payments aggregating $200,000, which were paid at the closing.

        The Company also has noncompetition agreements with the two key employees of the acquired business restricting them from, among other activities, competing with the Company for a period of five years through 1998. These noncompetition agreements provide for payments aggregating $417,500, of which $83,750 remains payable at December 31, 1996.


5.      Loan payable, bank

        On May 6, 1996, the Company entered into a line of credit agreement with a bank. Under the terms of the agreement, the Company may borrow up to $7,000,000 based on a percentage of certain accounts receivable and inventories as defined in the agreement. All borrowings are due on demand, and are collateralized by substantially all of the Company's assets. At December 31, 1996, $1,196,199 was due pursuant to the agreement.

        The line of credit agreement requires the Company to comply with certain affirmative covenants, including the maintenance of a minimum current ratio, minimum quarterly interest ratios and a maximum leverage ratio, all as defined in the agreement. The agreement also requires that the Company comply with certain negative covenants. Among other matters, these negative covenants (which are all defined in the agreement) call for the Company to obtain the bank's consent prior to business acquisitions, debt guarantees, sales or transfers of accounts receivable, loans, total annual capital expenditures in excess of $300,000, dividend declarations or payments, distributions of assets, incurring certain debt, and permitting liens against assets.

        The carrying amount of the bank loan payable approximates fair value due to the debt instrument's market interest rate (9.5% per annum at December 31, 1996).

6.      Due to former key employee of acquired company:

        At December 31, 1996 the following amounts were due to a former key employee of the acquired company:

              Covenants not to compete                         $         83,750
              Less advances                                              (3,168)
                                                                     -----------
                                                                         80,582
              Less current portion                                       21,832
                                                                     -----------

              Long-term portion                                $         58,750
                                                                     ===========


        The scheduled maturities of the amounts due to a former key employee of the acquired company are presented below:


              1997                                                       21,832
              1998                                                       58,750
                                                                      ----------
                                                               $         80,582
                                                                      ==========


7.      Employment contracts:

        The Company has a five-year employment agreement commencing as of January 1, 1994 with one of its key employees. The employment agreement provides for a minimum compensation of $100,000 per annum plus certain fringe benefits. The employment agreement also provides that the Company pay a continuation bonus of $100,000 deemed earned throughout the two year period ended December 31, 1995.

        The Company also has an agreement with a consultant providing for the payment of a $30,000 annual consulting fee for the years 1995 through 1998.

8.      Leasing arrangements:

        On January 11, 1995, the Company entered into a two-year lease for a portion of its new production, warehouse, and office facility. The lease which became effective upon occupancy in September 1995 calls for additional rent in year two based on increases in the Consumer Price Index. Total future minimum rental commitments as of December 31, 1996 are approximately $87,000 for 1997. The Company occupies additional space in this facility pursuant to an amendment to such lease that is in draft form and not executed.

        The Company has advanced approximately $300,000 at December 31, 1996 on behalf of the landlord to make builing impovements at the Company's facility. Although there is no executed agreement to this effect, the Company has been and intends to continue to offset these advances to rent charges in 1997. The amount advanced is included in prepaid expenses.

        Rent expense for the years ended December 31, 1996 and 1995 totaled approximately $370,000 and $140,000, respectively.

9.      Commitments and contingent liabilities:

        The Company has entered into various licensing agreements requiring royalty payments based on specified percentages of product sales.
        Pursuant to the various licensing agreements, the future minimum guaranteed royalty payments are $234,000 in 1997, $239,000 in 1998, and $189,000 in 1999. Royalty expenses under these licensing agreements totaled $122,000 in 1996 and $0 in 1995.

        Effective April 1, 1994, the Company entered into a two-year, noncancellable lease for a production, warehouse, and office facility. The lease called for the minimum annual rent of $76,000 plus escalation charges for increases in real estate taxes. By notice in October 1994, the Company ceased making rental payments and terminated such lease because the lessor failed to obtain a certificate of occupancy. However, the Company continued to occupy the space through September 1995 until it relocated to a new facility. The landlord has commenced a suit against the Company for unpaid rent and for funds to make repairs. The resolution of this matter is presently uncertain. However, any possible settlement is not expected to have a material effect on the financial position and results of operations of the Company if concluded unfavorably.

        Certain other claims, suits and complaints arising in the ordinary course of business have been filed or are pending against the Company. In the opinion of management, all such matters are without merit or of such kind, or involve such amounts, as would not have a material effect on the financial position and results of operations of the Company if concluded unfavorably.

        While the Company has not experienced any product liability claims, it presently cannot be determined if its product liability insurance is adequate to cover any losses that may arise.


10.     Series A preferred stock:

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

        If the period during which the shares of common stock are issuable lapses and each Series A preferred stockholder has not been issued 30 shares of common stock, then each share of Series A preferred stock is to be redeemed at the liquidation preference price of $.10 per share. All shares of common stock issuable with respect to the Series A preferred stock and not previously issued are to be issued if the Company is acquired, provided that if the common stock continues to be publicly traded, the average bid price during the prior 90 days is greater than or equal to $5.00 per share (the initial public offering price of the common stock).

        For the year ended December 31, 1995, the Company had net income in excess of $750,000. Accordingly, the Series A preferred shareholders were entitled to 10 shares of common stock for each Series A preferred share owned. However, three preferred shareholders holding an aggregate of 23,552 preferred shares relinquished their right to receive an issuance of an aggregate of 235,520 shares of the Company's common stock. In consideration for relinquishing their rights to that common stock, the Company granted the three preferred shareholders options to acquire an aggregate of 235,520 shares of the common stock. The options have an exercise price of $4.50 (the quoted market price on the effective date of grant), are outstanding and exercisable as of December 31, 1996, and expire in January, 2006. The three preferred shareholders are also major common stockholders of the Company. The remaining 14,480 common shares were issued to the other preferred shareholders in 1996.

11.     Common stock and warrants:

        In December 1992, the Company completed a public offering of 400,000 units at $10 per unit. Each unit consisted of two shares of common stock and one warrant to purchase one share of common stock at an exercise price of $7.50; the expiration date of the warrants has been extended to January 15, 1998. In addition, in January 1993, the underwriters exercised the overallotment provision of the underwriting agreement to purchase an additional 60,000 units. As of December 31, 1996, an aggregate of 460,000 warrants were outstanding and exercisable pursuant to these two transactions.

        In connection with the public offering, the underwriter received warrants to purchase 40,000 units at an exercise price of $11 per unit exercisable at any time during the four-year period commencing on December 15, 1993. None of these warrants have been exercised as of December 31, 1996.

        During October 1992, the Company issued warrants to purchase 63,750 shares of common stock at $1.65 per share. The warrants were issued pursuant to a borrowing that has since been repaid. At December 31, 1996, 54,750 warrants remain outstanding and exercisable until October 1997.

        During November and December 1994, the Company completed a private placement of a total of 318,956 shares of common stock. In connection with the private placement, the underwriter received warrants to purchase 62,500 shares of common stock at $3.75 per share and 14,765 shares of common stock at $3.95 per share at any time during the three-year period commencing in November 1994. These warrants are outstanding and are exercisable as of December 31, 1996.

12.     Stock options:

        The Company has granted stock options to employees, directors and consultants pursuant to individual agreements or to its incentive and non-qualified stock option plan. All options granted are for exercise prices equal to the quoted market price at date of grant.

        The total amount of shares of common stock which may be issued upon exercise of options granted under the incentive and non-qualified stock option plan is limited to 350,000 shares. Any options granted, may be exercisable for a period determined in each case by the Board of Directors. Except under certain circumstances, such period cannot exceed ten years from the date of grant. Options may not be granted after the plan terminates in 2004. However, unexpired options granted will
        continue   until  they  lapse  or  terminate  by  their  own  terms  and conditions. Any options granted to employees will expire if not exercised within three months after termination of employment. Subject to certain limitations, options may be granted to employees, directors, consultants, and others who the Board of Directors believes have contributed or will contribute to the Company. As of December 31, 1996, there were 2,000 common shares available for future options under the incentive and non-qualified stock option plan.

        The table below summarizes plan and non-plan stock option activity for the past two years:

                                                Number of       Weighted average
                                                 shares          exercise price
                                               ----------         -----------

         Outstanding, January 1, 1995              54,800               $3.39
         Granted                                  453,000               $1.39
         Exercised                                (80,000)              $1.57
                                               ----------

         Outstanding, December 31, 1995           427,800               $1.61

         Granted                                  440,520               $2.86
         Exercised                               (134,500)              $1.62
         Canceled or expired                      (75,000)             $5.875
                                               ----------

         Outstanding, December 31, 1996           658,820               $3.57
                                               ==========

         Exercisable, December 31, 1996           526,820               $3.75
                                               ==========

        Options outstanding and exercisable at December 31, 1996 and related weighted average exercise price and life information follows:

               Options outstanding         Options exercisable       Remaining
            ------------------------   -------------------------
Grant date      shares      price       shares       price         life (years)
----------  ------------   ---------   -----------   ---------     -------------

1992-1994     54,800        $3.39         54,800       $3.39            3

1995         427,800        $1.61        189,300       $1.88            3

1996         658,820        $3.57        526,820       $3.75            3



        The Company has adopted the disclosure-only provision of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation." Accordingly, no compensation cost has been recognized for the stock options. Had compensation cost for the Company's stock options been determined based on the fair value at the grant date for options granted in 1996 and 1995 consistent with the provisions of SFAS No. 123, the

        Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

                                               1996                    1995
                                         --------------           ------------

        Net income, as reported         $     1,691,118         $      867,936

        Net income, pro forma                   888,476                666,119

        Earnings per share, as reported             .43                    .24

        Earnings per share, pro forma               .23                    .18


        The pro forma effect on net income for 1996 and 1995 does not take into consideration pro forma compensation expense related to grants made prior to 1995.

        The fair value of options at date of grant was estimated using the Black-Scholes model with the following weighted average assumptions:

             Expected life (years)                            5

             Interest rate                                  7.10%

             Volatility                                     66.4%

             Dividend yield                                   0%

13.     Significant customers:

        For the years ended December 31, 1996 and 1995, two major retail chain organizations accounted for approximately 65% and 15% of net sales in 1996 and 63% and 23% of net sales in 1995. As of December 31, 1996, accounts receivable included approximately $1,892,000 and $981,000, respectively, due from these two customers. Although additional major retailers have recently become customers, a loss of one or both of the established major customers would cause a significant loss of sales and affect operating results adversely.

14.     Income taxes:

        The tax effects of temporary differences that give rise to significant portions of the deferred tax assets are presented as follows:

Accounts receivable due to the allowance for returns and
  doubtful collections                                           $       74,000
Inventories due to additional costs inventoried for tax
  purposes and inventory reserves                                        40,000
Equipment and improvements due to depreciation                            8,000
Intangible assets due to differences in amortization                     95,000
Other                                                                     7,000
                                                                      ----------
           Total deferred tax assets                             $      224,000
                                                                      ==========

        The valuation allowance decreased by $130,000 for the year ended December 31, 1996.

        The significant components of the income tax provision attributable to continuing operations for the years ended December 31, 1996 and 1995 are presented below:

                                                     1996               1995
                                                 -----------       -------------
Current tax expense                             $  1,256,000      $     141,000
Deferred tax (exclusive of the effects
     of the other components listed below)           (34,000)          (190,000)
Tax credits                                          (71,000)              -
Tax benefits of operating loss carryforwards        (171,000)          (141,000)
                                                 -----------       -------------

Income taxes (benefit)                          $    980,000      $    (190,000)
                                                 ===========       =============


        The difference between the actual income tax provision and the income tax provision (benefit) computed by applying the statutory federal income tax rate to income from continuing operations before income taxes years ended December 31, 1996 and 1995 is attributable to the following:

                                                        1996             1995
                                                     ----------     ------------
Income tax provision at 35%                        $    987,000    $    209,000
State income taxes net of federal income tax
     (benefit)                                          103,000         (54,000)
Allowances for returns and doubtful collections          37,000        (122,000)
Inventory costs and reserves                             11,000         (29,000)
Depreciation                                              9,000            -
Intangible assets and amortization                       24,000         (16,000)
Deferred compensation                                      -            (18,000)
Net operating losses                                   (142,000)       (263,000)
Tax credits                                             (55,000)        (28,000)
Valuation allowance                                        -            130,000
Other                                                     6,000           1,000
                                                     ----------     ------------
Actual income tax provision (benefit)              $    980,000    $   (190,000)
                                                     ==========     ============


        The income tax provision of $980,000 for the year ended December 31, 1996 is comprised of $821,000 of federal income taxes and $159,000 of state income taxes. For the year ended December 31, 1996, the income tax provision from continuing operations reflects the utilization of a $400,000 federal net operating loss carryforward.

        The deferred tax benefit of $190,000 for the year ended December 31, 1995, is comprised of a $155,000 federal tax benefit and $35,000 state tax benefit. For the year ended December 31, 1995, the income tax provision from continuing operations reflects the utilization of a $352,000 federal net operating loss carryforward.



15.     Fair value of financial instruments:

        The fair value and carrying (balance sheet) amounts of selected assets and (liabilities) as of December 31, 1996 are presented below:

                                         Fair value             Carrying amount
                                          ----------             ---------------

         Cash and cash equivalents     $     361,878          $         361,878

         Loan payable, bank               (1,196,199)                (1,196,199)
