Form 10QSB
period 1997-03-31
PTI HOLDING INC
filed 1997-06-05
CIK 885239

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB


X Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly ---- period ended 3/31/97

---- Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 (No fee required)

For the transition period from           to

Commission file number 1-11586
                       -------

                                PTI HOLDING INC.
                  --------------------------------------------
                 (Name of small business issuer in its charter)


      Delaware                                                    13-3590980
----------------------                                       -------------------
(State or jurisdiction                                         (I.R.S.Employer
of incorporation or                                          Identification No.)
organization)


c/o 15 E. North Street, Dover, DE                                       19901
---------------------------------------                              -----------
(Address of principal executive offices)                             (Zip Code)


                                 (302) 678-0855
                    ---------------------------------------
                (Issuer's Telephone Number, Including Area Code)


     (Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days.

Yes  X    No


         State the number of shares outstanding of each class of the issuer's classes of common equity, as of the latest practicable date. As of May 1, 1997, 3,527,936 shares of the issuer's common equity were outstanding.

                                     PART I


ITEM 1.  Consolidated Financial Statements.
                                                                      Page
                                                                      ---------
Consolidated Balance Sheet as of March 31, 1997                       F-1

Consolidated Statement of Income for the three
months ended March 31, 1997 and 1996                                  F-2

Consolidated Statement of Cash Flows for the
three months ended March 31, 1997 and 1996                            F-3

Notes to Consolidated Financial Statements                            F-4 - F-6



ITEM 2.  Management's Discussion and Analysis



Results of Continuing  Operations:  First Quarter 1997 Compared to First Quarter
     1996
--------------------------------------------------------------------------------

         The Company's net sales were $6,229,506 during the quarter ended March 31, 1997, an increase of 137% from net sales of $2,623,860 during the comparable quarter in 1996. The 137% sales increase from 1996 to 1997 resulted from several factors: increased sales to existing customers through the addition of new helmet models; increased market share at the expense of competitors; increased sales in existing models due to growth in the overall helmet market; increased sales of the Company's bicycle and bicycle accessories; the addition of new retail outlets for the Company's products; and the introduction of new accessory product lines.

         Net income was $758,971 for the quarter ended March 31, 1997, compared to a net income of $243,275 during the same period in 1996. The increase in net income was due to higher sales, lower selling general and administrative expenses as a percentage of sales, and new retail relationships.

         The cost of sales for the quarter ended March 31, 1997 was $3,937,393, resulting in a gross profit margin of 37%, compared to the Company's cost of sales for the quarter ended March 31, 1996 of $1,811,559, resulting in a gross profit margin of 31%. The Company's increased gross profit margin resulted primarily from the fact that higher-margin products, such as bicycle accessories, constituted a greater percentage of the Company's sales for the first quarter of 1997 than for the first quarter of 1996.

         Selling, general and administrative expenses for the quarter ended March 31, 1997 were $964,836 compared to the Company's selling, general and administrative expenses of $620,038 for the quarter ended March 31, 1996. As a percentage of sales, these expenses were 15.49% and 23.6% for the quarters ended March 31, 1997 and 1996, respectively. The increased selling, general and administrative spending was primarily due to the higher costs associated with the expansion of the helmet, bicycle and bicycle accessory business, and the higher costs for human resources. As a percentage of sales, however, selling, general and administrative spending decreased from the first quarter of 1996. As the Company's sales grow faster than its increases in fixed overhead, the Company should continue to see its selling, general and administrative expenses as a percentage of sales decrease.


Capital Resources

         The Company has satisfied its capital requirements through the proceeds of its initial public offering of securities, which resulted in net proceeds of approximately $3,800,000, through the proceeds of a Regulation 'S' private placement in November 1994, which resulted in gross proceeds of approximately $751,875, through the exercise of certain outstanding options held by employees and consultants of the Company, which resulted in net proceeds of approximately $220,450, through internal cash flow, and through the Operating Subsidiary's opening of a revolving line of credit in May, 1996.

         The Company pays its employees and vendors on a weekly, monthly or bimonthly basis, while its customers pay for products on an average of 75 days after shipment, and therefore the Company has substantial needs for working capital.

         On May 6, 1996, the Operating Subsidiary opened a revolving line of credit at Key Bank of New York. The line of credit is collateralized by the Operating Subsidiary's inventory, receivables and other assets, and guaranteed by the Company. As of March 31, 1997 the Company had $2,820,253 outstanding pursuant to such line of credit.

         The Company will also consider financing through additional public and private securities offerings and solicitations. In addition, in February, 1997 the Company registered shares of Common Stock underlying various warrants and options of the Company, the exercise of all of which would result in gross proceeds to the Company of approximately $4,635,535; however, no assurance can be given that any of the aforementioned warrants or options will be exercised.

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

         The Company's research and development efforts are directed toward developing new products, improving existing products and refining its manufacturing processes. Such research and development costs amounted to approximately $27,000 for the period ended March 31, 1997, compared to approximately $26,000 for the period ended March 31, 1996. It is expected that the Company will spend approximately $150,000 on research and development during the 1997 year.


                                     PART II


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

4.1 Resolution of Designation, Powers, Preferences and Rights of Series A Preferred Stock, incorporated by reference to the like numbered exhibit in the Registrant's Registration Statement on Form SB-2 under the Securities Act of 1933, as amended, File No. 33-53466

4.2 Form of Warrant of Bridge Loan lenders, incorporated by reference to the like numbered exhibit in the Registrant's Registration Statement on Form SB-2 under the Securities Act of 1933, as amended, File No. 33-53466
4.3 Form of Warrant included in Units, incorporated by reference to the like numbered exhibit in the Registrant's Registration Statement on Form SB-2 under the Securities Act of 1933, as amended, File No. 33-53466

4.4 Form of Underwriters' Warrant, incorporated by reference to the like numbered exhibit in the Registrant's Registration Statement on Form SB-2 under the Securities Act of 1933, as amended, File No. 33-53466

10.1 Warrant Agreement dated , 1992 between Corporate Stock Transfer, Inc. and the Company, incorporated by reference to exhibit number 10.9 in the Registrant's Registration Statement on Form SB-2 under the Securities Act of 1933, as amended, File No. 33-53466

10.2 Form of Stock Option granted to employees, independent contractors and consultants, incorporated by reference to exhibit number 10.14 in the Registrant's Registration Statement on Form SB-2 under the Securities Act of 1933, as amended, File No. 33-53466

10.3 Merger Agreement and Plan of Reorganization dated February 14, 1994 among Protective Technologies International Inc., Foam-O-Rama, Inc., Ellen Schaeffer and Lori Hillsberg, as amended, incorporated by reference to exhibit number 2 in the Registrant's Current Report on Form 8-K dated March 16, 1994 under the Securities Exchange Act of 1934, as amended

10.4 Noncompetition   Agreement   dated   March  1,  1994   between   Protective
     Technologies International Inc. and Ellen Schaeffer and Lori Hillsberg, incorporated by reference to exhibit number 99.1 in the Registrant's Current Report on Form 8-K dated March 16, 1994 under the Securities Exchange Act of 1934, as amended

10.5 Noncompetition Agreement dated March 1, 1994 between Protective Technologies International Inc. and Warren Schaeffer and Alan Hillsberg, incorporated by reference to exhibit number 99.2 in the Registrant's Current Report on Form 8-K dated March 16, 1994 under the Securities Exchange Act of 1934, as amended

10.6 Form of Promissory Note memorializing loans from directors and officers as authorized by the Board of Directors on March 13, 1996, incorporated by reference to exhibit number 10.21 in the Registrant's Annual Report on Form 10-KSB for the period ended December 31, 1995, under the Securities Exchange Act of 1934, as amended

10.7 Guarantee   from  Warren   Schaeffer  and  Alan   Hillsberg  to  Protective
     Technologies International Inc., incorporated by reference to exhibit number 10.21 in the Registrant's Quarterly Report on Form 10-QSB for the period ended September 30, 1995, under the Securities Exchange Act of 1934, as amended

10.8 Omitted

10.9 Omitted

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

         No Current Report on Form 8-K was filed by the Company during the quarter ended March 31, 1997.

                                    SIGNATURE

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  May 15, 1997


                           PTI HOLDING INC.




                           By
                             Meredith W. Birrittella,
                             Chief Executive Officer (authorized signatory) Chief Financial Officer

                                    SIGNATURE

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  May 15, 1997


                           PTI HOLDING INC.




                           By/s/ Meredith W. Birrittella
                             Meredith W. Birrittella,
                             Chief Executive Officer (authorized signatory) Chief Financial Officer

                        PTI HOLDING INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)

                                 MARCH 31, 1997


ASSETS

Current assets:
   Accounts receivable, net of allowance for
     returns and doubtful collections of $175,906                   $ 4,355,226
   Inventories                                                        5,728,361
   Deferred tax asset                                                   191,100
   Prepaid expenses and other current assets                          1,196,382
                                                                   -------------

   Total current assets                                              11,471,069

Deferred tax asset                                                      113,400
Equipment and improvements, net of accumulated
     depreciation of $922,588                                           669,166
Goodwill, net of accumulated amortization of $136,462                 1,333,134
Covenants not to compete, net of accumulated
     amortization of $356,915                                           161,785
Patents, net of accumulated amortization of $1,032                        6,507
                                                                   -------------

                                                                $    13,755,061
                                                                   =============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Cash overdraft                                               $        88,178
   Loan payable, bank                                                 2,820,253
   Accounts payable and accrued expenses                              1,816,351
   Income taxes payable                                                 596,426
   Due to former key employee of acquired company                        57,110
                                                                   -------------

   Total current liabilities                                          5,378,318
                                                                  --------------


Commitments and contingent liabilities

Series A preferred stock, $.001 par value; issued and
     outstanding 25,000 shares,redeemable at liquidation
     value of $.10 per share (aggregating $2,500)                         2,500
                                                                   -------------

Stockholders' equity:
   Preferred stock, $.001 par value; authorized 100,000
     shares of which 25,000 shares                                            -
      have been designated as Series A preferred
   Common stock, $.01 par value; authorized 10,000,000
     shares, issued and outstanding 3,515,436 shares                     35,154
   Capital in excess of par                                           6,453,457
   Retained earnings                                                  1,885,632
                                                                   -------------

   Total stockholders' equity                                         8,374,243
                                                                   -------------

                                                                $    13,755,061
                                                                   =============


                        PTI HOLDING INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENT OF INCOME
                                   (Unaudited)

                   THREE MONTHS ENDED MARCH 31, 1997 AND 1996




                                             1997                    1996
                                    -------------------     -------------------

Net sales                            $        6,229,506      $        2,623,860

Cost of sales                                 3,937,393               1,811,559
                                     ------------------      -------------------

Gross profit                                  2,292,113                 812,301

Selling, general and administrative
     expenses                                   964,836                 620,038
                                     ------------------      -------------------

Income from operations                        1,327,277                 192,291

Interest income, net of interest
     (expense)                                  (14,380)                  7,028
                                     ------------------      -------------------

Income from operations before
     income taxes (benefit)                   1,312,897                 199,263

Income taxes (benefit)                          553,926                 (43,984)
                                     ------------------      -------------------

Net income                           $          758,971      $          243,275
                                     ==================      ===================



Net income per share of
     common stock                    $              .19      $              .06
                                     ==================      ===================


Weighted average shares
     outstanding                              4,152,239               4,112,646
                                     ==================      ===================






                        PTI HOLDING INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)

                   THREE MONTHS ENDED MARCH 31, 1997 AND 1996



                                                         1997             1996
                                                    -----------     ------------
Cash flows from operating activities:
  Net income                                        $   758,971     $   243,275
  Adjustments to reconcile net income to net
     cash (used in) operating activities:
      Provision for returns and doubtful
          collections                                         -           4,252
      Depreciation                                       90,807          62,634
      Amortization of intangible assets                  36,535          36,509
      Deferred income tax benefit                       (80,500)        (43,984)
      (Increase) decrease in operating assets:
         Accounts receivable                         (1,123,060)     (1,324,509)
         Inventories                                 (1,964,812)       (362,145)
         Prepaid expenses and other
          current assets                               (178,663)        (83,596)
      (Decrease) increase in operating liabilities:
         Accounts payable and accrued expenses        1,069,943       1,204,382
         Income taxes payable                          (415,574               -
                                                   ------------     ------------

  Net cash (used in) operating activities            (1,806,353)       (263,182)
                                                   ------------     ------------

Cash flows from investing activities:
  Purchase of equipment and improvements               (289,660)       (113,550)
  Reduction in cash invested to secure letters
     of credit                                                -         208,750
                                                   ------------     ------------

  Net cash provided by (used in) investing
     activities                                        (289,660)         95,200
                                                   ------------     ------------


Cash flows from financing activities:
  Payments of amounts due to former key
     employee of acquired company                       (23,472)        (50,704)
  Proceeds from bank loan, net                        1,624,054               -
  Loans from stockholders                                     -         686,589
  Proceeds from issuance of common stock                 45,375         170,313
                                                   ------------     ------------

  Net cash provided by financing activities           1,645,957         806,198
                                                   ------------     ------------

Net increase (decrease) in cash and cash
     equivalents                                       (450,056)        638,216

Cash and cash equivalents, beginning of period          361,878         969,329
                                                   ------------     ------------


Cash and cash equivalents (overdraft),
     end of period                                 $    (88,178)    $ 1,607,545
                                                   ============     ============

Supplemental disclosures:
  Interest paid                                    $     28,890     $         -
  Income taxes paid                                   1,050,000               -



1.      Basis of presentation:

        The consolidated financial statements included herein have been prepared by the Company, without the benefit of an audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1996 and filed with the Securities and Exchange Commission.

        In the opinion of the Company's management, these unaudited consolidated financial statements include all adjustments, consisting solely of normal recurring adjustments, necessary in order to present fairly the Company's consolidated financial position as of March 31, 1997 and the results of their operations and their cash flows for the three months ended March 31, 1997 and 1996. The results of operations for an interim period are not necessarily indicative of the results to be attained in any other fiscal period.

        Earnings per share of common stock are computed using the weighted average number of shares of common stock outstanding and common stock equivalents (options and warrants). The amount of dilution reflected in earnings per share data is computed by application of the treasury stock method. Common shares contingently issuable are excluded from the computation of weighted average shares outstanding since conditions for issuance have not been met and /or their inclusion would have had an antidilutive effect.

        In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings Per Share", which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options and warrants will be excluded. The impact is expected to result in an increase in primary earnings per share for the first quarter ended March 31, 1997 of $.03 per share, and $.01 for the first quarter ended March 31, 1996. The impact of Statement 128 on the calculation of fully diluted earnings per share for these quarters is not expected to be material.


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

3.      Series A preferred stock:

        The Series A preferred stock issued on July 31, 1992 bears stock issuance rights entitling the holder thereof to the issuance of 10 shares of common stock, up to a maximum aggregate amount of 30 shares of common stock, for each share of Series A preferred stock for each of the following conditions that are met: The Company has net income of $750,000 during any of the complete fiscal years immediately after the date of the public offering (December 1992); the Company has gross revenue of $20,000,000 during any of the five complete fiscal years after the date of the public offering; the Company has gross revenue of $35,000,000 during any of the five complete fiscal years after the date of the public offering; and a cumulative total of 50% of the warrants issued in the public offering have been exercised.

        If the period during which the shares of common stock are issuable lapses and each series A preferred stockholder has not been issued 30 shares of common stock, then each share of Series A preferred is to be redeemed at the liquidation preference price of $.10 per share. All shares if common stock issuable with respect to the Series A preferred stock and not previously issued is to be issued if the Company is acquired, provided that if the common stock continues to be publicly traded, the average bid price during the prior 90 days is greater than or equal to $5.00 per share (the initial public offering price of the common stock).

        For the year ended December 31, 1995, the Company had net income in excess of $750,000. Accordingly, the Series A preferred shareholders were entitled to 10 shares of the common stock for each Series A preferred share owned. However, three preferred shareholders holding an aggregate of 23,552 preferred shares relinquished their right to receive an issuance of an aggregate of 235,520 shares of the Company's common stock. In consideration for relinquishing their rights to that common stock, the Company granted the three preferred shareholders options to acquire an aggregate of 235,520 shares of the common stock. The options have an exercise price of $4.50 (the quoted market price on the effective date of grant), are outstanding and exercisable as of March 31, 1997 and expire in January, 2006. The three preferred shareholders are also major common stockholders of the Company. The remaining 14,480 common shares were issued to the other preferred stockholders in 1996.