Form 10QSB
period 1997-06-30
PTI HOLDING INC
filed 1997-08-19
CIK 885239

U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   Form 10-QSB

X Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly ---- period ended 6/30/97

     Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 (No fee required) ----

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

Yes  X    No


         State the number of shares outstanding of each class of the issuer's classes of common equity, as of the latest practicable date. As of August 8, 1997, 4,207,491 shares of the issuer's common equity were outstanding.

                                     PART I


ITEM 1.  Consolidated Financial Statements.
                                                                       Page
Consolidated Balance Sheet as of June 30, 1997                         F-1

Consolidated Statement of Income for the three
and six months ended June 30, 1997 and 1996                            F-2

Consolidated Statement of Cash Flows for the
six months ended June 30, 1997 and 1996                                F-3

Notes to Consolidated Financial Statements                             F-4 - F-7

ITEM 2.  Management's Discussion and Analysis

         PTI Holding Inc. (collectively with its wholly-owned subsidiaries referred to herein as the "Company"), manufactures and markets protective equipment, primarily bicycle helmets and safety supplies. In addition, the Company markets and distributes bicycles and bicycle-related products, and other medical supplies.

Acquisition of Flents Products Co., Inc. By the Company

         On August 5, 1997, the Company consummated the merger (the "Merger") of Flents Products Co., Inc., a New York corporation ("Flents"), which is principally engaged in the business of the manufacture of wax earplugs and the marketing and sale of earplugs and other safety and medical supplies, such as an eye drop delivery system, styptic devices, and air-filter masks (the "Business"), with and into the Company's wholly owned subsidiary, Flents Products Co., Inc., a Delaware corporation ("Merger Sub"), pursuant to an Agreement and Plan of Merger among the Company, Merger Sub and Flents. From and after August 5, 1997, Flents had no separate or independent existence, having been merged into Merger Sub. For purposes of financial accounting and income tax, the Merger was deemed to have occurred as of the opening of business on June 1, 1997 (the "Effective Date").

         The principal assets of Flents as of the Effective Date of the Merger consisted of: approximately $1,024,364 of accounts receivable; approximately $ 806,465 of inventory; certain proprietary information (including molds, vendor contacts and customer information) and various registered trademarks used in the Business.

         Merger Sub delivered at the closing (the "Closing") of the Merger $27.46 and 3.47 shares of the common stock, par value $.01 per share of the Company (the "Company's Common Stock") (with associated convertible value rights described below) to the shareholders of Flents in respect of each of the 77,756 issued and outstanding shares of the common stock of Flents, or total merger consideration of $4,837,085. The merger consideration was paid $2,135,435 in cash, and $2,701,650 in units consisting of 270,165 shares of the Company's Common Stock and 270,165 Convertible Value Rights ("CVRs"). For purposes of the Merger, the Units were valued at $10 per Unit. Each CVR entitles the original holder to up to $4.00 of additional Common Stock of the Company to the extent that the market value of the Company's Common Stock is less than $10.00 per share on the one-year anniversary of the Closing.

  In addition, at the Closing, Merger Sub entered into noncompetition agreements with Stuart M. Low, Chairman of the Board of Directors of Flents ("Low"), W. Thomas Davies, President of Flents ("Davies") and James E. Dunn, Vice President of sales of Flents ("Dunn"), all of whom were also shareholders of Flents, restricting them from, among other activities, competing with Merger Sub for a period of five years (or four years, in the case of Davies) from the Closing.

         At the Closing, Merger Sub also entered into a ten-year consulting agreement with Low, commencing on the Closing whereby he will receive $12,000 annually for the term of the agreement and health insurance for the first four years of the term. Merger Sub also entered into a four-year employment agreement with Davies, commencing as of June 1, 1997, providing for an initial starting salary of $180,000 per annum and options ("Options") for the purchase of 10,000 shares of the Company's Common Stock per year for the term of the employment agreement. Davies' will also receive additional Options based on Merger Sub's performance. In addition, Merger Sub entered into a five-year employment agreement with Dunn, commencing as of June 1, 1997, providing for an initial starting salary of $108,000 per annum and a bonus based on the increase in Merger Sub's net revenues.

         The amount of consideration paid by Merger Sub as set forth above was determined by arms-length negotiations between the parties involved. Woodbridge Group Inc. received a fee for its advice rendered to Company and for arranging the Merger, however, no opinion was provided as to the fairness of the merger consideration in the transaction. The Company's evaluation of the merger consideration paid in the Merger was based upon the book value of Flents, its revenues and profits during its 1996 fiscal year, and its sales prospects. The Company incurred acquisition costs in connection with the merger totaling approximately $412,000.

         The three major shareholders of Flents prior to the Merger were all members of the Low family. Four of the other five shareholders were all employees of Flents at the time of the Closing who had received their shares as stock bonuses from Flents and the fifth shareholder was Flents' attorney. No relation existed prior to the Merger between any of such persons or Flents, on the one hand, and the Company, any of its affiliates, any director or officer of the Company, or any associates of any such director or officer, on the other hand.

         The source of funds used to capitalize Merger Sub and to effect the Merger was the Company's cash reserves. Merger Sub intends to continue to use the assets of Flents in the Business.

     Results of Continuing Operations: Second Quarter 1997 Compared to Second Quarter 1996
-------------------------------------------------------------------------------

   The Company's net sales were  $9,943,409  during the quarter ended June
30, 1997, an increase of 45.8% from net sales of $6,820,979 during the comparable quarter in 1996. The 45.8% sales increase from 1996 to 1997 resulted from several factors: increased sales to existing customers through the addition of new helmet models; increased market share at the expense of competitors; increased sales of existing models due to growth in the overall helmet market; increased sales of the Company's bicycle and bicycle accessory products; the addition of new retail outlets for the Company's products; the introduction of new accessory product lines; and sales of safety equipment and medical supplies by Flents during the month of June, 1997.

  Net loss was $2,811,506 for the quarter ended June 30, 1997, compared to a net income of $884,122 during the same period in 1996. Included in the net loss was a one time non cash accounting charge of $3,844,531 to expense the conversion of preferred shares into common shares. Without this charge net income for the quarter would have been $1,033,025, an increase of 16.8% over the same period last year. Without the charge, the increase in net income was due to increased sales by the Company and the inclusion of sales of Flents Products Co., Inc. for the month of June 1997.

         The cost of sales for the quarter ended June 30, 1997 was $7,007,163 (resulting in a gross profit margin of 29.5%) compared to the Company's cost of sales of $4,763,977 (resulting in a gross profit margin of 30.16%) for the quarter ended June 30, 1996.

         Selling, general and administrative expenses for the quarter ended June 30, 1997 were $1,163,847 (not including the one time non cash accounting charge) compared to the Company's selling, general and administrative expenses of $594,038 for the quarter ended June 30, 1996. As a percentage of sales, these expenses were 11.7% and 8.7% for the quarters ended June 30, 1997 and 1996, respectively. The increased selling, general and administrative spending was primarily due to the higher costs associated with the expansion of the helmet, bicycle and bicycle accessory business, the higher costs for human resources, and the selling, general and administrative expenses of Flents during the month of June, 1997.

Six Months Ended 6/30/97 Compared to Six Months Ended 6/30/96

         The Company's net sales were $16,172,915 during the six months ended June 30, 1997, an increase of 71.2% from net sales of $9,444,839 during the comparable six months in 1996. The increase in net sales resulted from: increased sales to existing customers through the addition of new helmet models; increased market share at the expense of competitors; increased sales of existing models due to growth in the overall helmet market; increased sales of the Company's bicycle and bicycle accessory products; the addition of new retail outlets for the Company's products; the introduction of new accessory product lines; and sales of safety equipment and medical supplies by Flents during the month of June, 1997.

         Net loss was $2,052,535 during the six months ended June 30, 1997, compared to a net income of $1,127,369 during the same period in 1996. Included in the net loss was a one time non cash accounting charge of $3,844,531 to expense the conversion of preferred shares into common shares. Without this charge net income during the six month period would have been $1,791,996, an increase of 59%.

         The cost of sales for the six months ended June 30, 1997 was $10,944,556 (resulting in a gross profit margin of 32.3%) compared to cost of sales of $6,575,536 (yielding a gross profit margin of 30.38%) for the six months ended June 30, 1996. The Company's increased gross profit margin resulted primarily from the fact that higher-margin products, such as bicycle accessories, constituted a greater percentage of the Company's sales.

         Selling, general and administrative expenses for the six months ended June 30, 1997 were $2,128,683 (not including the one time non cash accounting charge) compared to the Company's selling, general and administrative expenses of $1,214,076 for the six months ended June 30, 1996. As a percentage of sales, these expenses were 13.16% and 12.85% for the six months ended June 30, 1997 and 1996, respectively. The increased selling, general and administrative spending was primarily due to the higher costs associated with the expansion of the helmet, bicycle and bicycle accessory business, the higher costs for human resources, and Flents' selling, general and administrative expenses during the month of June, 1997.

Capital Resources

         The Company has satisfied its capital requirements through the proceeds of its initial public offering of securities, which resulted in net proceeds of approximately $3,800,000; through the proceeds of a Regulation 'S' private placement in November 1994, which resulted in gross proceeds of approximately $751,875; through the exercise of certain outstanding options held by employees and consultants of the Company, which resulted in net proceeds of approximately $220,450; through internal cash flow; and through Protective Technology International Inc.'s, the Company's wholly-owned operating subsidiary (the "Operating Subsidiary"), opening of a revolving line of credit in May, 1996.

         In addition, in February 1997, the Company registered shares of Common Stock underlying various warrants and options of the Company, the exercise of which resulted in gross proceeds of approximately $3,017,925, with expenses of approximately $50,000. In large part, these gross proceeds were the result of the Company, on June 4, 1997, announcing the redemption of its Redeemable Public Warrants as of July 16, 1997 at the redemption price of $.01 per warrant. The exercise by holders of the Company's Redeemable Public Warrants resulted in approximately $3,017,925 of such gross proceeds. The Company paid approximately $526 to redeem those Redeemable Public Warrants which remained unexercised as of July 16, 1997. Currently, the Company does not have any Redeemable Public Warrants outstanding. See Part II, Item 2.

         On May 6, 1996, the Operating Subsidiary opened a revolving line of credit at Key Bank of New York. The line of credit is collateralized by the Operating Subsidiary's inventory, receivables and other assets, and is guaranteed by the Company. As of June 30, 1997, the Company had $4,127,773 outstanding pursuant to such line of credit.

         The Company pays its employees and vendors on a weekly, monthly or bi-monthly basis, while its customers pay for products generally within 75 days after shipment and, therefore, the Company has substantial needs for working capital

         The Company will also consider financing through additional public and private securities offerings and solicitations.

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


                                     PART II


ITEM 1.  Legal Proceedings.

         Harbor at Hastings Associates, the alleged owner of the manufacturing facilities occupied by the Operating Subsidiary, has commenced an action on or about August 4, 1997 against the Operating Subsidiary in the Supreme Court of the State of New York, Westchester County, to vacate the premises, and for use and occupancy in the amount of approximately $66,000 per month beginning August 1, 1997. Since February 28, 1997, the Operating Subsidiary has occupied the premises on a month-by-month basis while negotiating a renewal lease for premises. The Company denies the material allegations in the Complaint, and possesses a set-off against any claims in the amount of $234,377, which represents the unamortized portion of the amount the Operating Subsidiary advanced on behalf of the landlord of the premises for renovation costs, and which has not been amortized yet through application as an offset to rent.

ITEM 2.  Changes in Securities.

  The Company's Series A Preferred Stock bears stock issuance rights entitling the holder thereof to the issuance of a maximum aggregate amount of 30 shares of Common Stock for each share of Series A Preferred Stock in accordance with the following schedule: (1) if the Company has net income equal to $750,000 during any of the three complete fiscal years commencing January 1, 1993, then 10 shares of Common Stock will be issued in respect of each share of Series A Preferred Stock; (2) if the Company has gross revenues equal to or greater than $20,000,000 during any of the five complete fiscal years commencing January 1, 1993, then 10 shares of Common Stock will be issued in respect of each share of Series A Preferred Stock; (3) if the Company has gross revenues equal to or greater than $35,000,000 during any of the five complete fiscal years commencing January 1, 1993, then 10 shares of Common Stock will be issued in respect of each share of Series A Preferred Stock; or (4) if a cumulative total of 50% or more of the Redeemable Public Warrants issued in the Company's initial public offering shall have been exercised, then 10 shares of Common Stock will be issued in respect of each share of Series A Preferred Stock.

         Pursuant to the Warrant Agreement dated December 22, 1992 by and among the Company, Corporate Stock Transfer, Inc. and Oak Ridge Investments, Inc., as amended (the "Warrant Agreement"), the Company had 460,000 Redeemable Public Warrants outstanding. Each Redeemable Public Warrant entitled the holder to purchase one share of the Company's common stock at a purchase price of $7.50 per share. Pursuant to Section 8 of the Warrant Agreement, as of June 4, 1997, the Company announced that it was redeeming its Redeemable Public Warrants as of July 16, 1997, at the redemption price of $.01 per Redeemable Public Warrant. As of July 16, 1997, holders of Redeemable Public Warrants exercised a total of 402,390 of such warrants for an aggregate exercise price of $3,017,925, and the Company redeemed the remaining 57,610 warrants for an aggregate redemption price of $525.50.
The Company currently does not have any Redeemable Public Warrants outstanding.

  As of July  16,  1997,  more  than  half of the  Company's  Redeemable  Public
 Warrants had been exercised, and holders of the Company's Series A Preferred Stock were thereby entitled to an issuance of ten shares of the Registrant's Common Stock for each share of Series A Preferred Stock. Further, based on the Company's net revenues during the first two quarters of 1997, the Company expects to receive in excess of $20,000,000 of net revenues during all of 1997, thereby entitling the holders of Series A Preferred Stock to an additional issuance of ten shares of the Company's Common Stock for each share of Series A Preferred Stock. All of the Company's Series A Preferred Stock will have thereby been converted into Common Stock, and no shares of Series A Preferred Stock will remain outstanding. In total, of the 250,000 shares of Common Stock thus issuable in respect of the Company's meeting each of the aforementioned issuance requirements of the Series A Preferred Stock (for a total of 500,000 shares of Common Stock issuable), Meredith Birrittella, the Chairman and Chief Executive Officer of the Company, is entitled to receive 176,640 shares, Martin Birrittella, the former Chairman of the Company, is entitled to receive 176,640 shares, and Thomas Coleman, the former Co-Chief Executive officer and a former director of the Company, is entitled to receive 117,760 shares. A one-time charge in the aggregate amount of $3,844,531 will be taken by the Company in respect to shares issued to employees and former employees of the Company.

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

               10.12Amendment  #2,  dated  June 6,  1996 to  Warrant  Agreement, incorporated by reference to exhibit number 2 in Registrant's Current Report on Form 8-K dated July 9, 1996, under the Securities Exchange Act of 1934, as amended

               10.13Amendment #3, dated December 12, 1996 to Warrant  Agreement, incorporated by reference to exhibit number 3 in Registrant's Current Report on Form 8-K dated December 12, 1996, under the Securities Exchange Act of 1934, as amended

               (b)  Reports on Form 8-K

         No Current Report on Form 8-K was filed by the Company during the quarter ended June 30, 1997.

                                       SIGNATURE

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  August 19, 1996


                           PTI HOLDING INC.




                           By/s/ Meredith W. Birrittella
                             Meredith W. Birrittella,
                             Chief Executive Officer (authorized signatory) Chief Financial Officer




                        PTI HOLDING INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)

                                  JUNE 30, 1997

ASSETS

Current assets:
   Cash and cash equivalents                                   $        951,236
   Accounts receivable, net of allowance
     for returns and doubtful collections of $195,906                 6,517,473
   Inventories                                                        6,117,711
   Deferred tax asset                                                   204,671
   Prepaid expenses and other current assets                          1,366,086
                                                                ----------------

   Total current assets                                              15,157,177

Equipment and improvements, net of accumulated
     depreciation of $1,123,995                                         862,663
Deferred tax asset                                                      129,200
Goodwill, net of accumulated amortization of $146,959                 4,283,363
Covenants not to compete, net of accumulated
     amortization of $382,850                                           136,558
Patents & trademarks, net of accumulated
     amortization of $1,135                                               6,404
                                                                ----------------
                                                                $    20,575,365
                                                                ================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Loan payable, bank                                          $      4,127,773
   Accounts payable and accrued expenses                              1,705,088
   Due to former key employee and shareholders of
     acquired companies                                               2,314,185
   Acquisition costs payable                                            175,133
   Income taxes payable                                                 121,969
                                                                ----------------

   Total current liabilities                                          8,444,148
                                                                ----------------

Commitments and contingent liabilities

Stockholders' equity:
   Preferred stock, $.001 par value; authorized
     100,000 shares of which 25,000 shares
      have been designated as Series A preferred                           -
   Common stock, $.01 par value; authorized 10,000,000
     shares, issued and outstanding 4,297,601 shares                     42,976
   Capital in excess of par                                          13,014,115
   Deficit                                                             (925,874)
                                                                ----------------

   Total stockholders' equity                                        12,131,217
                                                                ----------------
                                                               $     20,575,365
                                                                ================



                        PTI HOLDING INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENT OF INCOME
                                   (Unaudited)

                 THREE & SIX MONTHS ENDED JUNE 30, 1997 AND 1996


                              For the Three Months         For the Six Months
                                 ended June 30,              ended June 30,
                              --------------------         ---------------------
                            1997           1996          1997           1996
                           ------         ------        ------         ------

Net sales              $  9,943,409   $  6,820,979   $ 16,172,915   $ 9,444,839

Cost of sales             7,007,163      4,763,977     10,944,556     6,575,536
                       ------------   ------------   ------------   ------------

Gross profit              2,936,246      2,057,002      5,228,359     2,869,303
                       ------------   ------------   ------------   ------------

Selling, general and
 administrative expenses:
   SG&A - before
     stock-based
     compensation         1,163,847      594,038       2,128,683      1,214,076
   Stock-based
     compensation
     expense              3,844,531         -          3,844,531           -

                       ------------   ----------     -----------    ------------

                          5,008,378      594,038       5,973,214      1,214,076
                       ------------   ----------     -----------    ------------

Income (loss) from
     operations          (2,072,132)   1,462,964        (744,855)     1,655,227

Interest income, net
     of interest
     (expense)              (71,303)     (16,458)        (85,683)        (9,458)
                       ------------   ----------     -----------    ------------

Income (loss) before
     income taxes        (2,143,435)   1,446,506        (830,538)     1,645,769

Income  taxes              (668,071)    (562,384)     (1,221,997)      (518,400)
                       ------------   ----------     -----------    ------------

Net income (loss)        (2,811,506)     884,122      (2,052,535)     1,127,369
                       ============   ==========     ===========    ============


Net income (loss) per
share of common stock:
   Primary            $        (.65)   $     .23    $       (.48)   $       .29
   Fully diluted               (.59)         .23            (.43)           .29


Weighted average
shares outstanding:
   Primary                4,245,349    4,093,085       4,197,096      3,834,250
   Fully diluted          4,717,349    4,093,085       4,673,063      3,834,250







                        PTI HOLDING INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)

                     SIX MONTHS ENDED JUNE 30, 1997 AND 1996

                                                        1997             1996
                                                     ----------     -----------
Cash flows from operating activities:
   Net income (loss)                              $  (2,052,535)   $  1,127,369
   Adjustments to reconcile net income (loss)
     to net cash (used in)operating activities:
         Provision for returns and doubtful
          collections                                      -              4,252
         Depreciation                                   294,121         136,471
         Amortization of intangible assets               77,982          73,013
         Deferred Income tax (benefit)                   (7,400)         41,600
         Stock-compensation                           3,844,531            -
         (Increase) decrease in operating assets
          exclusive of the effects of the business
          combination:
            Accounts receivable                      (2,311,445)     (2,781,792)
            Inventories                              (1,655,855)       (997,886)
            Prepaid expenses and other
               current assets                          (313,231)       (712,833)
         (Decrease) increase in operating liabilities
          exclusive of the effects of business
          combination:
            Accounts payable and accrued expenses       452,744       1,226,830
            Income taxes payable                       (935,553)        476,800
                                                     ----------     ------------

   Net cash (used in) operating activities           (2,606,641)     (1,406,176)
                                                     ----------     ------------

Cash flows from investing activities:
   Cash acquired in business combination, net of
     partial payments of acquisition costs              711,969            -
   Purchase of equipment and improvements              (490,886)       (193,393)
   Reduction in cash invested to secure
     letters of credit                                     -            208,750
                                                     ----------     ------------

   Net cash provided by investing activities            221,083          15,357
                                                     ----------     ------------

Cash flows from financing activities:
   Payments of amounts due to former key employee
     of acquired company                                (21,832)        (41,308)
   Proceeds from issuance of common stock                65,174         198,438
   Proceeds from bank loan, net                       2,931,574         569,589
                                                     ----------     ------------

   Net cash provided by financing activities          2,974,916         726,719
                                                     ----------     ------------

Net increase (decrease) in cash and
     cash equivalents                                   589,358        (664,100)

Cash and cash equivalents, beginning of period          361,878         969,329
                                                     ----------     ------------


Cash and cash equivalents, end of period            $   951,236    $    305,229
                                                     ==========     ============


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

        In the opinion of the Company's management, these unaudited consolidated financial statements include all adjustments, consisting solely of normal recurring adjustments, necessary in order to present fairly the Company's consolidated financial position as of June 30, 1997 and the results of operations and cash flows for the three and six months ended June 30, 1997 and 1996. The results of operations for an interim period are not necessarily indicative of the results to be attained in any other fiscal period.

        The acquisition discussed in note 2 is accounted for using the purchase method of accounting, whereby assets and liabilities acquired are recognized at fair value as of the date of acquisition and the excess of purchase price over such fair value of net assets acquired is recognized as goodwill. The results of the operations of the acquired company have been included from the date of acquisition (June 1,1997).

        In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings Per Share", which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options and warrants will be excluded. The impact is expected to result in an increase in primary earnings per share of $.02 per share for the three and six months ended June 30, 1997 and $.03 per share and $.04 per share for the three and six months ended June 30, 1996, respectively.


2.      Business combination:

        On August 5, 1997, the Company acquired, Flents Products Co., Inc., a New York corporation (Flents-New York) a business principally engaged in the manufacture of wax earplugs and the marketing of earplugs and other safety and medical supplies, such as an eye drop delivery system, styptic devices, and air-filter masks, and concurrently merged Flents-New York into the Company's newly-organized, wholly-owned subsidiary, Flents Products Co., Inc., a Delaware corporation ("Flents-Delaware"). After August 5, 1997, Flents-New York had no separate or independent existence, having been merged into Flents-Delaware. For purposes of financial accounting and income tax, the business combination was deemed to have occurred as of the opening of business on June 1, 1997.

        The principal assets of Flents-New York consisted of cash and cash equivalents, accounts receivable, and inventory.

        In exchange for all the outstanding shares of common stock of Flents-New York, the Company paid $2, 135,435 to the shareholders of Flents-New York, and issued them: 270,650 units consisting of 270,165 shares of the Company's common stock and 270,165 convertible value rights ("CVRs"). For purposes of the business combination, the units were valued at $10 per unit. Each CVR entitles the original holder to up to $4.00 of additional common stock of the Company to the extent that the market value of the Company's common stock is less than $10.00 per share on the one-year anniversary of the closing.


3.      Employment agreements:

        Effective June 1, 1997, the Company also entered into a ten-year consulting agreement, a four-year employment agreement and a five-year employment agreement with three of the former employees of Flents-New York. The consulting agreement provides for annual payments of $12,000. The four-year employment agreement provides for an initial starting salary of $180,000 per annum and options for the purchase of 10,000 shares of the Company's common stock per year for the term of the employment agreement. The employee may also receive additional options based on performance of Flents-Delaware. The five-year employment agreement provides for an initial starting salary of $108,000 per annum and a bonus based on an increase in net revenues of the acquired business.

4.      Contingent liabilities:

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

5.      Series A preferred stock:

        The Series A preferred stock issued on July 31, 1992 bears stock issuance rights entitling the holder thereof to the issuance of 10 shares of common stock, up to a maximum aggregate amount of 30 shares of common stock, for each share of Series A preferred stock for each of the following conditions that are met: The Company has net income of $750,000 during any of the complete fiscal years immediately after the date of the public offering (December 1992); the Company has gross revenue of $20,000,000 during any of the five complete fiscal years after the date of the public offering; the Company has gross revenue of $35,000,000 during any of the five complete fiscal years after the date of the public offering; and a cumulative total of 50% of the warrants issued in the public offering (the "public warrants") have been exercised. The issuance of the final 10 of 30 shares of common stock in respect of each share of preferred stock constitutes a conversion of each share of the Series A Preferred Stock into 10 shares of common stock, and the ceasing of all further rights of the holders of Series A Preferred Stock.

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

        During the six-month period ended June 30, 1997, the Company (1) determined that the gross revenue for the year ending December 31, 1997 would exceed $20,000,000 and (2) notify holders of the Company's public warrants that it was redeeming the public warrants effective July 16, 1997. During August 1997, the Company's gross revenues from January 1, 1997 to date exceeded the $20,000,000 threshold. In addition, on July 16, 1997, a cumulative total of 402,390 public warrants were exercised resulting in total proceeds of $3,017,925. These accomplishments give rise to 500,000 shares of the Company's common stock to be issued to the preferred shareholders approximately 95% of which will be issued to either presently or formerly served the Company as directors, officers, employees and consultants of the Company. Accordingly, for the six months ended June 30, 1997, the Company provided for stock-based compensation of $3,844,531, resulting from meeting two additional preferred stock conditions. The expected stock issuance for the remaining 5% of the preferred stock, held by individuals not otherwise involved with the Company, has no effect on results of operations.

        The 500,000 shares of the Company's common stock to be issued to the preferred shareholders pursuant to the conversion provision described in the first paragraph of this Note 5, is reported in the Company's consolidated balance sheet as having been completed by June 30, 1997.


6.      Pro-forma data:

        Pro-forma data for the three and six-month periods ended June 30, 1997 and 1996 as though the business combination had been completed on January 1, 1996 are as follows:


                            For the Three Months          For the Six Months
                                ended June 30,              ended June 30,
                            --------------------         ---------------------
                            1997          1996         1997          1996
                         ---------      --------     --------      ---------

Revenue               $  11,106,000   $ 8,550,000   $ 18,826,000   $ 12,655,000

Income (loss) from
 continuing operations   (1,948,000)    1,619,000       (465,000)     2,009,000

Net income (loss)        (2,689,000)      978,000     (1,825,000)     1,342,000

Net income (loss) per
 share of common stock:
        Primary       $        (.59)  $      .24    $       (.40)  $        .40
        Fully diluted          (.54)         .24            (.36)           .40


7.       Statement of cash flows:


   Supplemental disclosures:

                                                        1997            1996
                                                    -----------     ------------
   Interest paid                                  $     124,377     $    24,074
   Income taxes paid                                  2,165,000            -
   Noncash investing and financing activities:
      Common stock issued as partial consideration
          for the purchase of the acquired company    2,701,650            -
      Cash consideration and acquisition costs
          payable for the purchase of the acquired
          company                                     2,447,258            -
      Conversion of preferred stock                       2,500            -
