Form 10QSB
period 1997-09-30
PTI HOLDING INC
filed 1997-11-14
CIK 885239

U.S. SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                           Form 10-QSB


[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 1997

[ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 (No fee required)

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

Yes  [X]    No  [ ]


     State the number of shares outstanding of each class of the issuer's classes of common equity, as of the latest practicable date. As of November 14,1997, 4,708,991 shares of the issuer's common equity were outstanding.




                                       PART I


ITEM 1.   CONSOLIDATED FINANCIAL STATEMENTS.
                                                            Page
Consolidated Balance Sheet as of September 30, 1997         F- 1

Consolidated Statement of Operations for the three
and nine months ended September 30, 1997 and 1996           F- 2

Consolidated Statement of Cash Flows for the
nine months ended September 30, 1997 and 1996               F- 3

Notes to Consolidated Financial Statements                  F-4 - F-7



ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS


     PTI Holding Inc. (collectively with its wholly-owned subsidiaries referred to herein as the "Company"), manufactures and markets protective equipment, primarily bicycle helmets and safety ear plugs. In addition, the Company markets and distributes bicycles and bicycle-related products, and other safety and medical supplies.

     On August 5, 1997, the Company expanded its line of protective products by acquiring Flents Products Co., Inc., a New York corporation ("Flents"), which is principally engaged in the business of the manufacture of wax earplugs and the marketing and sale of earplugs and other safety and medical supplies, such as an eye drop delivery system, styptic devices, and air-filter masks, by merging Flents with and into the Company's wholly owned subsidiary, Flents Products Co., Inc., a Delaware corporation ("Flents Merger Sub"), pursuant to an Agreement and Plan of Merger among the foregoing entities. From and after August 5, 1997, Flents had no separate or independent existence, having been merged into Flents Merger Sub. For purposes of financial accounting and income tax, the Merger was deemed to have occurred as of the opening of business on June 1, 1997 (the "Effective Date").


                        RESULTS OF CONTINUING OPERATIONS


     Third Quarter 1997 Compared to Third Quarter 1996

     The Company's net sales were $8,502,729 during the quarter ended September 30, 1997, an increase of 108% from net sales of $4,087,524 during the comparable quarter in 1996. The 108% sales increase from 1996 to 1997 resulted from several factors: increased sales to existing customers through the addition of new helmet models; increased market share at the expense of competitors; increased sales of existing models due to growth in the overall helmet market; increased sales of the Company's bicycle and bicycle accessory products; the addition of new retail outlets for the Company's products, which the Company recently introduced; the introduction of new accessory product lines; and sales of safety equipment and medical supplies by Flents Merger Sub.

     Net income was $624,663 for the quarter ended September 30, 1997, compared to net income of $158,750 during the same period in 1996. The 293.5% increase in net income was due to increased sales by the Company, and the inclusion of sales of Flents Merger Sub.

     The cost of sales for the quarter ended September 30, 1997 was $5,788,009 (resulting in a gross profit margin of 31.9%) compared to the Company's cost of sales of $3,142,180 (resulting in a gross profit margin of 23.1%) for the quarter ended September 30, 1996.

     Selling, general and administrative expenses for the quarter ended September 30, 1997 were $1,614,017, compared to the Company's selling, general and administrative expenses of $687,080 for the quarter ended September 30, 1996. As a percentage of sales, these expenses were 19.0% and 16.8% for the quarters ended September 30, 1997 and 1996, respectively. The increased selling, general and administrative spending was primarily due to the higher costs associated with the expansion of the helmet, bicycle and bicycle accessory business, the higher costs for human resources, the Company's opening of an additional office in San Diego, California, and the selling, general and administrative expenses of Flents Merger Sub.


                  Nine Months Ended September 30, 1997 Compared
                     To Nine Months Ended September 30, 1996

     The Company's net sales were $24,675,644 during the nine months ended September 30, 1997, an increase of 82.3% from net sales of $13,532,363 during the comparable nine months in 1996. The 82.3% sales increase from 1996 to 1997 resulted from: increased sales to existing customers through the addition of new helmet models; increased market share at the expense of competitors; increased sales of existing models due to growth in the overall helmet market; increased sales of the Company's bicycle and bicycle accessory products, which the company recently introduced; the addition of new retail outlets for the Company's products; the introduction of new accessory product lines; and sales of safety equipment and medical supplies by Flents Merger Sub.

     Net loss was $1,427,882 during the nine months ended September 30, 1997, compared to a net income of $1,286,119 during the same period in 1996. Included in the net loss was a one-time non-cash accounting charge of $3,844,531 to expense the conversion of shares of the Company's series A Preferred Stock into shares of the Company's common stock. After the conversion, no shares of Series A Preferred Stock remain outstanding. See note 5 to the Consolidated Financial statements. Without this charge reflecting the conversion, net income for the none-month period would have been $2,416,649, an increase of 88.0% from the nine-month period ended September 30, 1996.

     The cost of sales for the nine months ended September 30, 1997 was $16,732,575 (resulting in a gross profit margin of 32.2%) compared to cost of sales of $9,717,716 (yielding a gross profit margin of 28.2%) for the nine months ended September 30, 1996.

     Selling, general and administrative expenses for the nine months ended September 30, 1997 were $3,472,700 (not including the one-time non-cash accounting charge described above), compared to the Company's selling, general and administrative expenses of $1,901,156 for the nine months ended September 30, 1996. As a percentage of sales, these expenses were 15.2% and 14.0% for the nine months ended September 30, 1997 and 1996, respectively. The increased selling, general and administrative spending was primarily due to the higher costs associated with the expansion of the helmet, bicycle and bicycle accessory business, the higher costs for human resources, the Company's opening of an additional office in San Diego, California, and the selling, general and administrative expenses of Flents Merger Sub.


                                Capital Resources

     The Company has satisfied its capital requirements through the proceeds of its initial public offering of securities, which resulted in net proceeds of approximately $3,800,000; through the proceeds of a Regulation 'S' private placement in November, 1994, which resulted in gross proceeds of approximately $751,875; through the exercise of certain outstanding options held by employees and consultants of the Company, which resulted in net proceeds of approximately $276,700; through internal cash flow; and through the Company opening a revolving line of credit in May, 1996.

     In addition, in February, 1997, the Company registered shares of Common Stock underlying various warrants and options of the Company, the exercise of which resulted in gross proceeds of approximately $3,017,925, with expenses of approximately $50,000. In large part, these gross proceeds were the result of the Company, on June 4, 1997, announcing the redemption of its Redeemable Public Warrants as of July 15, 1997 at the redemption price of $.01 per warrant. The exercise by holders of the Company's Redeemable Public Warrants resulted in approximately $3,017,925 of such gross proceeds. The Company paid approximately $525 to redeem those Redeemable Public Warrants which remained unexercised as of July 15, 1997. Currently, the Company does not have any Redeemable Public Warrants outstanding.

     On May 6, 1996, as described above, the Company opened a revolving line of credit at Key Bank of New York. The line of credit is collateralized by the Company's inventory, receivables and other assets. As of September 30, 1997, the Company had $3,327,700 outstanding pursuant to such line of credit.

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


                             PART II


ITEM 1.  LEGAL PROCEEDINGS.


     Harbor at Hastings Associates ("Harbor"), the alleged owner of the manufacturing facilities occupied by the Operating Subsidiary commenced an action on or about August 4, 1997 against the Operating Subsidiary in the Supreme Court of the State of New York, Westchester County, to vacate the premises, and for use and occupancy in the amount of approximately $66,000 per month beginning August 1, 1997. Since February 28, 1997, the Operating Subsidiary has occupied the premises on a month-by-month basis while negotiating a renewal lease for premises. The Operating Subsidiary denied the material allegations in the Complaint, and possesses a set-off against any claims in the amount of $234,377, which represents the unamortized portion of the amount the Operating Subsidiary advanced on behalf of the landlord of the premises for renovation costs, and which has not been amortized yet through application as an offset to rent. In or about October, 1997, the Operating Subsidiary and Harbor entered into a lease with respect to the premises whereby Harbor agreed to discontinue its lawsuit, and the Operating Subsidiary agreed to enter into a new lease with respect to the premises. See Item 5.

     GKN Securities Corp. ("GKN"), an entity which the Company retained as a financial agent and consultant, has commenced an arbitration proceeding against the Company pursuant to a Financial Advisory and Investment Banking Agreement (the "Agreement") entered into between GKN and the Company effective as of April 2, 1996. GKN seeks damages of $12,500 allegedly due and owing under the Agreement, and specific performance of the Agreement whereby the Company is allegedly obligated to grant to GKN 75,000, four-year warrants to purchase the common stock of the Company at an exercise price of $5.875 per share. The Company denies the material allegations of the Demand for Arbitration, and has asserted a counterclaim in the amount of $100,000, alleging that GKN's non-performance of its obligations pursuant to the Agreement has damaged the Company.


ITEM 5.   OTHER INFORMATION.

     On October 17, 1997, the Company entered into a new lease with Harbor at Hastings Associates for expanded space consisting of approximately 175,000 square feet of usable space for a term ending on December 31, 2000 for a fixed annual rent of approximately $614,000, plus certain payments for increases in taxes imposed upon the demised premises. The Company is responsible for paying for the costs of renovating the demised premises. The Company also obtained an offset to its current rent in the full amount of the unamortized advances that the Company made on behalf of the landlord for prior renovations. The Company plans to consolidate the operations of Flents Merger Sub into its main facility. The Company expects that the lawsuit commenced by Harbor at Hastings will be dismissed in the near future without any liability for the Company. See Item 1.


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

           10.9     Omitted

           10.10 Line of Credit Agreement (Asset Based), dated May 6, 1996, between Key Bank of New York, Protective Technologies International Inc., PTI Holding Inc. and Protective Technologies of America Inc., and collateral loan documents thereto, incorporated by reference to exhibit number 10.25 in the Registrant's Quarterly Report on Form 10-QSB dated March 31, 1996, under the Securities Exchange Act of 1934, as amended

           10.11 Financial Advisory and Investment Banking Agreement, dated April 2, 1996, between PTI Holding Inc. and GKN Securities Corp., incorporated by reference to the like numbered exhibit in Registrant's Registration Statement on Form SB-2 under the Securities Act of 1933, dated January 27, 1997, File No. 333-20607

           10.12 Amendment #2, dated June 6, 1996 to Warrant Agreement, incorporated by reference to exhibit number 2 in Registrant's Current Report on Form 8-K dated July 9, 1996, under the Securities Exchange Act of 1934, as amended

           10.13 Amendment #3, dated December 12, 1996 to Warrant Agreement, incorporated by reference to exhibit number 3 in Registrant's Current Report on Form 8-K dated December 12, 1996, under the Securities Exchange Act of 1934, as amended

           10.14 Agreement and Plan of Merger, dated July 25, 1997, among PTI Holding Inc., Flents Product Co., Inc. (a Delaware corporation) and Flents Product Co., Inc. (a New York corporation) incorporated by reference to exhibit number 1 in Registrant's Current Report on Form 8-K dated August 20, 1997, under the Securities Exchange Act of 1934, as amended


           10.15 Amendment to Agreement and Plan of Merger, dated July 25, 1997, among PTI Holding Inc., Flents Product Co., Inc. (a Delaware corporation), Flents Product Co., Inc. (a New York corporation), W. Thomas Davies, James E. Dunn, Stuart M. Low, Robert A. Low, Doris L. Hirsch, Lester C. Migdal, Peter C. Kohn and Mary Lou Secchi incorporated by reference to exhibit number 2 in Registrant's Current Report on Form 8-K dated August 20, 1997, under the Securities Exchange Act of 1934, as amended

           10.16 Certificates of Merger for the State of New York and the State of Delaware, each dated August 5, 1997, of Flents Products Co., Inc. (a New York corporation) into Flents Product Co., Inc. (a Delaware corporation)incorporated by reference to exhibit number 3 in Registrant's Current Report on Form 8-K dated August 20, 1997, under the Securities Exchange Act of 1934, as amended

           10.17 Noncompetition Agreement, dated August 5, 1997, among PTI Holding Inc., Flents Products Co., Inc. (a Delaware corporation) and Stuart
                    M. Low incorporated by reference to exhibit number 4 in Registrant's Current Report on Form 8-K dated August 20, 1997, under the Securities Exchange Act of 1934, as amended

           10.18 Noncompetition Agreement, dated August 5, 1997, among PTI Holding Inc., Flents Products Co., Inc. (a Delaware corporation), W. Thomas Davies, and James E. Dunn incorporated by reference to exhibit number 5 in Registrant's Current Report on Form 8-K dated August 20, 1997, under the Securities Exchange Act of 1934, as amended

           10.19 Consulting Agreement, dated August 5, 1997, between Flents Products Co., Inc. (a Delaware corporation) and Stuart M. Low incorporated by reference to exhibit number 6 in Registrant's Current Report on Form 8-K dated August 20, 1997, under the Securities Exchange Act of 1934, as amended

           10.20 Employment Agreement, dated August 5, 1997, between Flents Products Co., Inc. (a Delaware corporation) and W. Thomas Davies incorporated by reference to exhibit number 7 in Registrant's Current Report on Form 8-K dated August 20, 1997, under the Securities Exchange Act of 1934, as amended

           10.21 Employment Agreement, dated August 5, 1997, between Flents Products Co., Inc. (a Delaware corporation) and James E. Dunn incorporated by reference to exhibit number 8 in Registrant's Current Report on Form 8-K dated August 20, 1997, under the Securities Exchange Act of 1934, as amended

           10.22 Convertible Value and Registration Rights Agreement, dated August 5, 1997, among PTI Holding Inc., W. Thomas Davies, James E. Dunn, Stuart M. Low, Doris L. Hirsch, Peter
                    C. Kohn, Robert A. Low, Lester C. Migdal, and Mary Lou Secchi incorporated by reference to exhibit number 9 in Registrant's Current Report on Form 8-K dated August 20, 1997, under the Securities Exchange Act of 1934, as amended



     (b)  Reports on Form 8-K

     The Registrant filed two reports on Form 8-K during the quarter ended September 30, 1997.

           (i) On August 20, 1997 the Registrant filed a Current Report on Form 8-K with respect to Item 2: Acquisition or Disposition of Assets. The Company amended this Form 8-K on October 20, 1997 to file the Financial Statements and the Pro-Forma Financial Information required in connection with the Registrant's acquisition of Flents Products Co., Inc.

           (ii) On September 2, 1997 the Registrant filed a Current Report on Form 8-K with respect to Item 4: Changes In Registrant's Certifying Accountant.

                            SIGNATURE

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  November 14, 1997


               PTI HOLDING INC.




               By:  /s/ Meredith W. Birrittella
                    Meredith W. Birrittella,
                    Chief Executive Officer




               By:  /s/ Anthony Costanzo
                    Anthony Costanzo
                    Chief Financial Officer
                    Authorized Signatory


                        PTI HOLDING INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)

                               SEPTEMBER 30, 1997

ASSETS
Current assets:
   Cash and cash equivalents                                                              $      730,105
   Accounts receivable, net of allowance for returns and doubtful collections of $228,406      5,938,695
   Inventories                                                                                 8,859,454
   Deferred tax asset                                                                            285,600
   Prepaid expenses and other current assets                                                   1,380,467
                                                                                            ------------
   Total current assets                                                                       17,194,321

Equipment and improvements, net of accumulated depreciation of $1,202,115
                                                                                               1,026,294
Deferred tax asset                                                                               125,200
Goodwill, net of accumulated amortization of $157,456                                          4,272,866
Covenants not to compete, net of accumulated amortization of $408,785                            109,915
Patents & trademarks, net of accumulated amortization of $1,237                                    6,302
                                                                                            ------------

                                                                                            $ 22,734,898
                                                                                            ============


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Loan payable, bank                                                                       $  3,327,700
   Accounts payable and accrued expenses                                                       3,515,483
   Due to former key employee of acquired company                                                 56,999
   Income taxes payable                                                                          101,562
                                                                                            ------------
   Total current liabilities                                                                   7,001,744
                                                                                            ------------

Commitments and contingent liabilities

Stockholders' equity:
   Preferred stock, $.001 par value; authorized 100,000 shares of which 25,000 shares
      have been designated as Series A preferred                                                    --
   Common stock, $.01 par value; authorized 10,000,000 shares, issued and outstanding
      4,707,491 shares                                                                            47,075
   Capital in excess of par                                                                   16,040,317
   Deficit                                                                                      (354,238
                                                                                            ------------
   Total stockholders' equity                                                                 15,733,154
                                                                                            ------------

                                                                                            $ 22,734,898
                                                                                            ============


                        PTI HOLDING INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (Unaudited)

              THREE & NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996



                                                         For the Three Months ended                   For the Nine Months ended
                                                               September 30,                                September 30,
                                                    -----------------------------------------    -----------------------------------
                                                       1997                   1996                  1997                  1996
                                                    ------------          -------------          ------------           -----------
Net sales                                      $       8,502,729     $        4,087,524     $      24,675,644     $      13,532,363

Cost of sales                                          5,788,009              3,142,180            16,732,575             9,717,716
                                                    ------------           ------------          ------------           -----------
Gross profit                                           2,714,720                945,344             7,943,069             3,814,647
                                                    ------------           ------------          ------------           -----------

Selling, general and administrative expenses:
   SG&A - before stock-based compensation              1,614,017                687,080             3,742,700             1,901,156
   Non recurring stock-based compensation
   expense                                                  -                      -                3,844,531                  -
                                                    ------------           ------------          ------------           -----------

                                                       1,614,017                687,080             7,587,231             1,901,156
                                                    ------------           ------------          ------------           -----------

Income from operations                                 1,100,703                258,264               355,838             1,913,491

Interest income, net of interest (expense)               (55,271)                22,166              (140,954)               12,708
                                                    ------------           ------------          ------------           -----------

Income before income taxes                             1,045,432                280,430               214,884             1,926,199

Income  taxes                                            420,769                121,680             1,642,766               640,080
                                                    ------------          -------------          ------------           -----------

Net income (loss)                                        624,663                158,750            (1,427,882)            1,286,119
                                                    ============          =============          ============           ===========


Net income (loss) per share of common stock:
   Primary                                     $             .13     $              .04     $            (.34 )   $             .33
   Fully diluted                                             .13                    .04                  (.30 )                 .33


Weighted average shares outstanding:
   Primary                                             4,650,601              4,216,889             4,252,201             3,891,973
   Fully diluted                                       4,869,539              4,216,889             4,720,107             3,891,973







                                             PTI HOLDING INC. AND SUBSIDIARIES

                                           CONSOLIDATED STATEMENT OF CASH FLOWS
                                                        (Unaudited)

                                       NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

                                                                                          1997                    1996
                                                                                      ------------            ----------
Cash flows from operating activities:
   Net income (loss)                                                          $        (1,427,882)    $        1,286,119
   Adjustments to reconcile net income (loss) to net cash (used in)
      operating activities:
         Depreciation                                                                     370,334                236,739
         Amortization of intangible assets                                                109,604                109,519
         Deferred income tax (benefit)                                                    (92,277)                29,200
         Stock- based compensation                                                      3,844,531                      -
         (Increase) in operating assets exclusive of the effects of the business combination:
            Accounts receivable                                                        (1,732,667)            (1,584,074)
            Inventories                                                                (4,377,532)            (1,641,639)
            Prepaid expenses and other current assets                                    (205,846)              (521,121)
         (Decrease) increase in operating  liabilities  exclusive of the effects of business combination:
            Accounts payable and accrued expenses                                       2,244,598                913,985
            Income taxes payable                                                         (976,913)               610,880
                                                                                      ------------            -----------

   Net cash (used in) operating activities                                             (2,244,050)              (560,392)
                                                                                      ------------            -----------

Cash flows from investing activities:
   Cash payment as partial consideration for purchase of acquired company and acquisition costs, net of cash acquired in the
      business combination.                                                            (1,855,289)                  -
   Purchase of equipment and improvements                                                (742,013)              (325,538)
   Reduction in cash invested to secure letters of credit                                    -                   208,750
                                                                                      -----------             ----------

   Net cash (used in) investing activities                                             (2,597,302)              (116,788)
                                                                                      -----------             -----------

Cash flows from financing activities:
   Payments of  amounts due to former key employee of acquired company
                                                                                          (23,583)               (41,309)
   Proceeds from issuance of common stock                                               3,101,661                198,438
   Proceeds from bank loan, net                                                         2,131,501                      -
                                                                                      -----------             ----------

   Net cash provided by financing activities                                            5,209,579                157,129
                                                                                      -----------             ----------

Net increase (decrease) in cash and cash equivalents                                      368,227               (520,051)

Cash and cash equivalents, beginning of period                                            361,878                969,329
                                                                                      -----------             ----------


Cash and cash equivalents, end of period                                      $           730,105     $          449,278
                                                                                      ===========             ==========


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

        In the opinion of the Company's management, these unaudited consolidated financial statements include all adjustments, consisting solely of normal recurring adjustments, necessary in order to present fairly the Company's consolidated financial position as of September 30, 1997 and the results of operations and cash flows for the three and nine months ended September 30, 1997 and 1996. The results of operations for an interim period are not necessarily indicative of the results to be attained in any other fiscal period.

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

        In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 ("SFAS 128"), "Earnings Per Share". This statement establishes new standards for computing and presenting earnings per share (EPS), replacing the presentation of currently required primary EPS with a presentation of basic EPS. For entities with complex capital structures, the statement requires dual presentation of both basic EPS and diluted EPS on the face of the statement of operations. Under this new standard, basic EPS is computed based on weighted average shares outstanding and excludes any potential dilution. Diluted EPS reflects potential dilution from the exercise or conversion of securities into common stock or from other contracts to issue common stock. SFAS 128 is effective for financial statements issued for years ending after December 15, 1997, and earlier application is not permitted. When adopted, the Company will be required to restate its EPS data for all prior periods presented. The Company does not expect the impact of the adoption of this statement to be material to previously reported EPS amounts.


2.       Business combination:

        On August 5, 1997, the Company acquired, Flents Products Co., Inc., a New York corporation ("Flents-New York") principally engaged in the manufacture of wax earplugs and the marketing of earplugs and other safety and medical supplies, such as an eye drop delivery system, styptic devices, and air-filter masks, and concurrently merged Flents-New York into the Company's newly-organized, wholly-owned subsidiary, Flents Products Co., Inc., a Delaware corporation ("Flents-Delaware"). After August 5, 1997, Flents-New York had no separate or independent existence, having been merged into Flents-Delaware. For purposes of financial accounting and income tax, the business combination was deemed to have occurred as of the opening of business on June 1, 1997.

        The principal assets of Flents-New York consisted of cash and cash equivalents, accounts receivable, and inventory.

        In exchange for all the outstanding shares of common stock of Flents-New York, the Company paid $2,135,435 to the shareholders of Flents-New York, and issued them: 270,165 units consisting of 270,165 shares of the Company's common stock and 270,165 convertible value rights ("CVRs"). For purposes of the business combination, the units were valued at $10 per unit. Each CVR entitles the original holder to up to $4.00 of additional common stock of the Company to the extent that the market value of the Company's common stock is less than $10.00 per share on the one-year anniversary of the closing.


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

4.      Commitments and Contingent liabilities:

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

        On October 17, 1997, the Company entered into a new lease with Harbor at Hastings Associates for expanded space at its primary facility. The lease has a term ending on December 31, 2000 for a fixed annual rent of approximately $614,000 plus certain payments for increases in real estate taxes. The Company is responsible for paying for the cost of renovating the premises . The Company also obtained an offset to its current rent in the full amount of the unamortized advances that the Company made on behalf of the landlord for prior renovations.

        An entity which the Company retained as a financial agent and consultant, has commenced an arbitration against the Company pursuant to a Financial Advisory and Investment Banking Agreement entered into between the consultant and the Company effective as of April 2, 1997. The consultant seeks damages of $12,500 alledgedly due and owing under the agreement, and specific performance of the agreement, whereby the Company is alledgedly obligated to grant to the consultant, 75,000, four-year warrants to purchase the common stock of the Company at an exercise price of $5.875 per share. The Company denies the material allegations of the Demand for Arbitration, and has asserted a counterclaim in the amount of $100,000, alleging that the consultant's non-performance of its obligations pursuant to the agreement has damaged the Company.

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

        For the year ended December 31, 1995, the Company had net income in excess of $750,000. Accordingly, the Series A preferred shareholders were entitled to 10 shares of the common stock for each Series A preferred share owned. However, three preferred shareholders holding an aggregate of 23,552 preferred shares relinquished their right to receive an issuance of an aggregate of 235,520 shares of the Company's common stock. In consideration for relinquishing their rights to that common stock, the Company granted the three preferred shareholders options to acquire an aggregate of 235,520 shares of the common stock. The options have an exercise price of $4.50 (the quoted market price on the effective date of grant), are outstanding and exercisable as of September 30, 1997 and expire in January, 2006. The three preferred shareholders are also major common stockholders of the Company. The remaining 14,480 common shares were issued to the other preferred stockholders in 1996.

        During the six-month period ended June 30, 1997, the Company (1) determined that the gross revenue for the year ending December 31, 1997 would exceed $20,000,000 and (2) notified holders of the Company's public warrants that it was redeeming the public warrants effective July 16, 1997. During August 1997, the Company's gross revenues from January 1, 1997 to date exceeded the $20,000,000 threshold. In addition, on July 16, 1997, a cumulative total of 402,390 public warrants were exercised resulting in total proceeds of $3,017,925. As a result of the Company's meeting these two conditions, an aggregate of 500,000 shares of common stock are issuable to holders of the Company's Series A preferred stock. Approximately 95% of the shares of common stock issuable will be issued to either present or former directors, officers, employees and consultants of the Company. Accordingly, for the six months ended June 30, 1997, the Company provided for stock-based compensation of $3,844,531, resulting from meeting two additional preferred stock conditions. The stock issuance for the remaining 5% of the preferred stock, held by individuals, not otherwise involved with the Company, has no effect on results of operations.




6.      Pro-forma data:

     Pro-forma data for the three and nine-month periods ended September 30, 1997 and 1996 as though the business combination had been completed on January 1, 1996 are as follows:


                                                For the Three Months ended Sept. 30,         For the Nine Months ended Sept. 30,
                                              -----------------------------------------    ----------------------------------------
                                                    1997                   1996                  1997                  1996
                                              ------------------    -------------------    ------------------    ------------------
Revenue                                       $       8,524,000     $        5,501,000     $      27,355,000     $      18,348,000

Income from continuing operations                     1,054,000                432,000               399,000             2,397,000

Net income (loss)                                       630,000                235,000            (1,458,000)            1,614,000

Net income (loss) per share of common stock:
        Primary                               $             .14     $              .06     $            (.33)    $             .39
        Fully diluted                                       .13                    .06                  (.30)                  .39



7. Statement of cash flows:


   Supplemental disclosures:

                                                                                     Nine Months ended September 30,
                                                                              -------------------------------------------
                                                                                          1997                     1996
                                                                                    -------------              ----------
   Interest paid                                                              $           209,977     $           24,074
   Income taxes paid                                                                    2,740,004                  4,160
   Noncash investing and financing activities:
      Common stock issued as partial consideration for the purchase of
      the acquired company                                                              2,701,650                      -
      Conversion of preferred stock                                                         2,500                      -
