Form 10KSB
period 1997-12-31
PTI HOLDING INC
filed 1998-04-16
CIK 885239

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   Form 10-KSB


 X Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934 (Fee required) For the fiscal year ended December 31, 1997. Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 (No fee required) For the transition period from to

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

Securities registered under Section 12(b) of the Exchange Act:
Title of each class
                                                        Name of each exchange
                                                          on which registered
Common Stock, par value
  $.01 per share                                                None
Securities registered under Section 12(g) of the Act:
Title of each class

Common Stock, par value
$.01 per share

         -

         Check  whether the issuer:  (1) filed  reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days. Yes X No

         Check if there is no  disclosure  of  delinquent  filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. __

         State issuer's revenues for its most recent fiscal year: $34,566,135

         State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold or the average bid and asked prices of such stock, as of a specified date within the past 60 days. As of April 1, 1998, based upon the last sale price on such date, such aggregate market value was $24,572,111.

         State the number of shares outstanding of each class of the issuer's classes of common equity, as of the latest practicable date. As of April 1, 1998, 4,796,506 shares of the issuer's common equity were outstanding.

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

         On March 1, 1994, the Company acquired Foam-O-Rama, Inc. ("Foam"), a New York corporation which is principally engaged in the business of the design, marketing and sale of bicycle helmets, by merging it with and into the company's wholly-owned operating subsidiary, Protective Technologies International Inc., a New York corporation ("PTI") pursuant to a Merger Agreement and Plan of Reorganization dated February 14, 1994 among PTI, Foam and Foam's shareholders. From and after March 2, 1994, Foam had no separate or independent existence, having been merged into PTI. For purposes of the transfer of the economic benefits and risks of such transaction and the ongoing business of Foam, the acquisition was deemed to have occurred as of the opening of business on January 1, 1994.


         On August 5, 1997, the Company consummated the merger (the "Merger") of Flents Products Co., Inc., a New York corporation ("Flents"), which is principally engaged in the business of the manufacture of wax earplugs and the marketing and sale of earplugs and other safety and medical supplies, such as an eye drop delivery system, styptic devices, and air-filter masks, with and into the Company's wholly owned subsidiary, Flents Products Co., Inc., a Delaware corporation ("Merger Sub"), pursuant to an Agreement and Plan of Merger among the Company, Merger Sub and Flents. For purpose of accounting, the acquisition was effective as of the opening of business on June 1, 1997, and has been accounted for as a purchase.

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


Products

         The Company competes in the bicycle helmet, bicycle and bicycle accessories industry through its Protective Technologies International Inc. ("PTI") subsidiary, and in the personal care industry through its Flents Products Co. Inc. ("Flents") subsidiary.

         PTI competes in the mass market channel by offering a complete line of sports safety helmets in toddler through adult sizes. PTI also supplies bicycle accessory products such as locks, tubes and tires, general accessories, protective wear and children bicycles.

         Flents competes in the ear and eye care portion of the personal care market. Products include earplugs, eyeglass cleaners, eye patches, eyewash, ear wax removal, as well as other ear and eye care products. Flents also supplies general accessories for the eyeglass market.



Manufacturing

         The Company assembles and distributes helmets, and distributes bicycles and bicycle accessory products from its manufacturing facility in New York State. Ear and eye care products are currently distributed from the Company's facility in Connecticut; however, the Company plans to consolidate its operations into its New York State facility in or about May, 1998. The Company sources out the manufacturing of all the raw components of its helmets, including the plastic foam liners that constitute the main part of the helmets, to various manufacturers in the United States. Such independent manufacturers use molds and tooling that are owned by and for the exclusive use of the Company in the manufacture of these sub-assembly components. Further, the Company sources out the manufacturing of its bicycle and bicycle accessory products and ear and eye care products to certain foreign manufacturers in East Asia and Europe. Management believes that this outsourcing is the best long-term arrangement because it enables the Company to reduce its need for capital expenditures on equipment, and its manufacturing overhead.

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

         Although the Company's operations would be seriously disrupted until alternative suppliers are found, with a significant adverse financial impact, the Company believes that such contract manufacturing of raw helmets and tooling and molds, as well as all of the raw materials required for such manufacturing, is available from several alternate sources. In addition, the Company believes that alternative suppliers for the Company's bicycle and bicycle accessory products and ear and eye care products are available in the event of a disruption of supply.

Marketing and Distribution

         The two largest segments in the bicycle helmet market are mass merchants and independent bicycle dealers ("IBDs"). The Company historically has focused its sales goals on servicing the large mass-merchant customers. A large portion of the helmet sales for children in the United States are due to the mandatory helmet legislation that has been adopted in many states. Mass merchants have accounted for a large portion of the purchases motivated by such legislation because of their low retail prices for helmets relative to the bicycle dealers. In addition, mass merchants provide the largest order volume and do not require the extensive distribution channels needed to provide services to IBDs. The Company's helmets are sold chain-wide in Toys R Us (650 stores), Target stores (800 stores), Sam's Club (430 stores), Sports Authority (150 stores), and other regional mass merchants.

         During 1997, the Company's sales to its single largest customer constituted approximately 71 percent of its gross revenues, compared to approximately 65 percent during the 1996 calendar year. Sales to its second largest customer during the 1997 and 1996 accounted for 15 percent of gross revenues. The Company believes that its relationships with these accounts are good.

         The Company has entered into a license arrangement with Hasbro, Inc. to manufacture and market helmets, bicycles and bicycle accessories under the PlayskoolTM brand name. In addition, the Company has entered into an exclusive license with Mattel, Inc. to manufacture helmets under the BarbieTM brand name, as well as a license to sell BarbieTM bicycle accessory products.

         Private label manufacturing of helmets and accessories for other companies in the helmet market has historically constituted a small part of the Company's business, and remains so to date. The Company's private label purchasers include Toys-R-Us and Target stores.

         Flents Products sells its merchandise to mass market merchandisers, drug stores, and the food trade. The majority of such sales are made through independent sales representatives who work exclusively on a commission basis. Flents ships its products directly to retail customers through common freight carriers. Flents products are sold in over 30,000 retail locations.

Trademarks and Patents

         The Company markets its bicycle helmets, bicycles and bicycle products under the brand names Protective TechnologiesTM PTITM Hydrogen(R) and Aerial Assualt(R). The Company markets its ear care products under the brand name Quiet Please!(R). The Company believes that such trademarks are helpful to the Company's ability to market its products. To the extent it has not already done so, the Company plans to apply for registration of such trademarks.

         The Company does not currently use or employ any patents material to its business or operations.

Competition

         The bicycle  helmet  industry is dominated  by Bell Sports  Corporation
("Bell"), which the company estimates has a 65% market share in the United States. In addition to Bell, significant competitors include Troxel, Specialized and Trek, as well as other small manufacturers.

         Bell and other competitors have significantly greater financial and other resources than the Company; however, the Company's ability to compete with Bell is highlighted by its success at Toys R Us and Target, where it has replaced Bell as the largest vendor. PTI believes it has become the second largest manufacturer of bicycle helmet and accessories selling through the mass merchant channel.

         Flents' competitors include many large and small company's, many of which have an advantage over the company in terms of greater financial resources and ability to advertise their products to the general public.

Research and Development

         The Company's research and development activities include development of new products, the improvement of existing products and the refinement of its manufacturing processes. During 1997, the Company spent approximately $117,000 on such research and development, up from approximately $109,000 in 1996. Of the $117,000 spent on research and development during 1997, PTI spent approximately $107,000 and Flents spent approximately $10,000.

Employees

         As of March 25, 1998, the Company had approximately 250 full-time employees, including 30 individuals in management, administration and clerical positions. The Company's employees are not represented by a labor union, and the Company believes that its relations with employees are satisfactory.


ITEM 2.  Description of Property.


         The Company's principal facility is a 200,000 square foot warehouse and assembly facility in Hastings on Hudson, New York. The Company occupies the facility pursuant to a lease, which expires in 2001. The Company also occupies approximately 15,000 square feet of warehouse space in Bronx, NY pursuant to a lease expiring September 1998. The Company also occupies approximately 12,500 square feet of office space in Yonkers, New York pursuant to a lease expiring in 2004. Flents occupies 15,000 square feet of warehouse, assembly, and office space in Norwalk, Connecticut. This facility is to be closed in May of 1998, and its operations will be consolidated into the Company's other facilities.




ITEM 3.  Legal Proceedings.


         Although the Company is a party to a certain litigation, which has arisen in the usual course of its business, management deems such litigations immaterial to the Company's financial position, results of operations and future cash flows.


ITEM 4.  Submission of Matters to a Vote of Security-Holders.


         No matter was submitted during the fourth quarter of the Company's 1997 fiscal year to a vote of security-holders.


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

         The following table sets forth the high and low sale prices according to The NASDAQ Stock Market Research Department for the common stock of the Company during the periods indicated:


                         NASDAQ Stock Market List Prices


Quarter Ended                       High                       Low
March 31, 1996                    $ 6.875                    $ 4.375
June 30, 1996                     $ 9.375                    $ 5.750
September 30, 1996                $ 9.625                    $ 7.063
December 31, 1996                 $10.375                    $ 7.750

March 31, 1997                    $ 9.250                    $ 7.875
June 30, 1997                     $ 8.813                    $ 7.688
September 30, 1997                $ 9.563                    $ 6.875
December 31, 1997                 $ 9.625                    $ 7.375


         The above prices are over-the-counter market quotations and reflect inter-dealer prices, without retail mark-up, mark-down, or commission, and may not represent actual transactions. The source of such prices is The NASDAQ Stock Market's monthly statistical summary reports.

         As of April 1, 1998, the approximate number of holders of record of the Company's common stock was 120, and the number of beneficial holders of the Company's common stock was in excess of 1,300. The Company has not paid dividends to its shareholders since its inception and does not plan to pay dividends in the foreseeable future. The Company currently intends to retain any earnings to finance the growth of the Company.





ITEM 6.  Management's Discussion and Analysis


         Statements in this Annual Report on Form 10-K concerning the Company's business outlook or future economic performance; or other financial items; and plans and objectives related thereto; and statements concerning assumptions made or expectations as to any future events, conditions, performance or other matters, are "forward-looking statements" as that term is defined under the Federal Securities Laws. Forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results to differ materially from those stated in such statements.

         The Company's net sales were $34,566,135 during the year ended December 31, 1997, an increase of 97% from its net sales of $17,529,509 in 1996.

         The 97% sales increase from 1996 to 1997 resulted predominantly from increased sales to existing customers through the addition of new helmet models, from increased market share at the expense of competitors, from increased sales in existing models due to growth in the overall helmet market, from increased sales of the Company's bicycle and bicycle accessory products, from the addition of new retail outlets for the Company's products, from introducing new accessory product lines, and from the Company's license arrangements both with Hasbro, Inc., to manufacture and market helmets, bicycles and bicycle accessories under the PlayskoolTM brand name, and with Mattel, Inc. to manufacture and market helmets under the Barbie(TM) name. The results for 1997 also include 7 months of sales from Flents in the amount of $3,715,425.

         The Company had a net loss of $941,295 for the year ended December 31, 1997 compared to the Company's net income for the year ended December 31, 1996 of $1,691,118. The net loss for 1997 included a non-recurring charge for stock based compensation of $3,636,838. This charge was the result of the Company's preferred shares held by management and former directors being converted into common shares pursuant to the terms of the Company's Series A preferred stock. Without this charge net income for 1997 would have been $2,695,543, an increase of 59% over net income for 1996. The increase in net income was due to predominantly higher sales levels.

         The cost of sales for the year ended December 31, 1997 was $23,751,353 (resulting in a gross profit margin of 31%), compared to the Company's cost of sales for the year ended December 31, 1996 of $12,140,542 (resulting in a gross profit margin of 31%). Flents 7 month gross profit margin contribution approximated 40%.

         Selling, general and administrative for the year ended December 31, 1997 were $9,710,647 compared to selling, general and administrative expenses of $2,717,851 for the year ended December 31, 1996. Selling, general and administrative expense was $6,073,809 for 1997 without the charge for conversion of the preferred shares. Without the charge, SG&A as a percentage of sales were 18% and 16% for the years ended December 31, 1997 and 1996, respectively.

         The increased selling, general and administrative spending in 1997 was primarily due to the higher costs associated with the expansion of the helmet, bicycle and bicycle accessory business, the acquisition of Flents, and the higher costs for human resources.

Liquidity and Capital Resources


         The Company has satisfied its capital requirements through the proceeds of its initial public offering of securities, which resulted in net proceeds of approximately $3,800,000, through the proceeds of a Regulation 'S' private placement in November 1994, which resulted in gross proceeds of approximately $751,875, through the exercise of certain outstanding options held by employees and consultants of the Company, which resulted in net proceeds of approximately $406,247, through internal cash flow, through PTI's opening of a revolving line of credit in May, 1996 and through the exercise of public warrants in 1997, which resulted in gross proceeds of approximately $3,002,000.

         The Company's working capital at December 31, 1997 was $10,209,168 as compared to $5,519,873 at December 31, 1996.



         The cash flows of the Company have fluctuated due to the impact of net income and losses, capital spending, working capital requirements, the issuance of common stock and other financing activities. The Company expects that cash flows in the near future will be primarily determined by the levels of net income, working capital requirements, and financings, if any, undertaken by the Company. Net cash increased (decreased) by $320,282 and $(607,451) in the years ended December 31, 1997 and 1996, respectively.

         Net cash used in operating activities was $463,798 and $1,691,790 in the years ended December 31, 1997 and 1996, respectively. Net (loss) income was $(941,295) and $1,691,118 for the same periods, respectively.

         Net cash used in investing activities was $3,414,633 and $269,221 in the years ended December 31, 1997 and 1996, respectively. Net cash used in investing activities included capital expenditures of $1,558,784 and $476,039 in these periods, respectively, primarily for computer and manufacturing equipment.

         Net cash provided by financing activities was $4,198,713 and $1,353,560 in the years ended December 31, 1997 and 1996, respectively. Cash flows from financing activities were primarily affected by the net proceeds from issuance of common stock of $3,350,234 and $201,838 in these periods, respectively. During the year ended December 31, 1996 proceeds from the bank loan were $1,196,199. Net proceeds from the sale of common stock result from option and warrant exercises.

         The Company pays its employees and vendors on a weekly, monthly or bimonthly basis, while its customers pay for products on an average of 75 days after shipment, and therefore the Company has substantial needs for working capital. As of December 31, 1997, the Company had $682,160 of cash available for its cash needs, compared to cash of $361,878 as of December 31, 1996.

         On May 6, 1996, PTI opened a revolving line of credit at Key Bank of New York. The line of credit is collateralized by the PTI's inventory, receivables and other assets, and guaranteed by the Company. As of December 31, 1997 the Company had $2,068,261 outstanding pursuant to such line of credit ($7,000,000 available). The Company is currently in discussions with its lender to increase the availability on its line of credit to a total of $14,000,000, including $2,000,000 specifically for the future capital expenditures.

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

         The Company's research and development efforts are directed toward developing new products, improving existing products and refining its manufacturing processes. Such research and development costs amounted to approximately $117,000 for the year ended December 31, 1997, approximately $109,000 for the year ended December 31, 1996 and approximately $54,000 for the year ended December 31, 1995. It is expected that the Company will spend approximately $150,000 on research and development during the 1998 year.


Year 2000 Compliance

         The Company is currently in the process of finalizing its installation of the SAP R/3 accounting system, which will be year 2000 compliant. The Company does not anticipate any material additional costs with regard to its year 2000 compliance.

         The year 2000 issue is expected to affect the systems of various entities with which the Company interacts, including suppliers and vendors. However, there can be no assurance that the systems of other companies on which the Company's systems rely will be timely converted, or that a failure by another company's systems to be year 2000 compliant would not have a material adverse effect on the Company.


Recently Issued Accounting Standards


         In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income", which establishes standards for reporting and display of comprhensive income and its componenets(revenue, expenses, gains, and losses) in a full set of general purpose financial statements. The Company does not anticipate SFAS 130 will have a material impact on its financial statements.

         In June 1997, the FASB issued SFAS No. 131, "Disclosures about segments of an Enterprise and Related Information", which establishes standards for the way public business enterprises report information about operating segments in interim and annual financial statements. It also establishes standards for related disclosures about products and services, geographic areas and major customers. The Company will adopt SFAS No. 131 in the first quarter of 1998.

         In February 1998, the FASB issued SFAS No. 132, "Employers' Disclosures about Pensions and other Post-retirement Benefits", which standardizes the disclosure requirements for pensions and other post-retirement benefits. The company will adopt SFAS No. 132 in the first quarter of 1998.


ITEM 7.  Financial Statements.

                                                                       Page
Independent Auditor's Report for 1997                                   F-1

Independent Auditor's Report for 1996                                   F-2

Consolidated Balance Sheet as of December 31, 1997                      F-3

Consolidated Statements of Operations for the years
ended December 31, 1997 and 1996                                        F-4

Consolidated Statements of Stockholders' Equity for the
years ended December 31, 1997 and 1996                                  F-5

Consolidated Statements of Cash Flows for the years                     F-6
ended December 31, 1997 and 1996

Notes to Consolidated Financial Statements                              F-7 to
                                                                        F-21

                                    PART III


ITEM 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.



       The directors and executive officers of the Company are as follows:

                                                                                                          Executive
                                                                                                          Officer or
                                                                                                          Director
         Name                               Age               Position                                    Since

         Meredith W. Birrittella            31                Chairman, Director and Chief Executive      3/21/90
                                                              Officer

         Anthony Costanzo                   28                Chief Financial Officer                     10/1/97

         Myles Birrittella                  34                Director                                    10/22/96

         Robert Fuhrman                     69                Director                                    12/12/96

         Warren Schaeffer                   40                Director, Secretary and President           3/1/94
                                                              of Operating Subsidiary

         Gary J. Kocher                     34                Director                                    10/21/97


         Meredith W. Birrittella. Mr. Birrittella, age 31, a co-founder of the Company, has served as an officer and director since the Company's inception, and is currently Chairman and C.E.O. of the Company.

         Anthony Costanzo. Mr. Costanzo, age 28, became Chief Financial Officer of the Company in October, 1997. Prior to becoming the CFO, he served as Treasurer of the Company since February, 1995. Mr. Costanzo has been a Certified Public Accountant since August 1993. Prior to joining PTI, Mr. Costanzo worked in Public Accounting from 1991 to 1995.

         Myles Birrittella. Mr. Myles Birrittella, age 34, became a director of the Company in October, 1996. Mr. Birrittella is currently employed by Merrill Lynch as a financial consultant. For the years 1995 and 1996, prior to his employment with Merrill Lynch, Mr. Birrittella was a self-employed investor. From 1992 through 1994, prior to becoming a self-employed investor, Mr. Birrittella was the National Sales Manager for the Company.

         Warren Schaeffer. Mr. Schaeffer, age 40, co-founded Foam, the company acquired by the Company in March, 1994. Since the acquisition, he has served as the president of the Operating Subsidiary, and in October, 1996, was elected as a director of the Company. As of December, 1996, Mr. Schaeffer became the Secretary of the Company. Prior to his employment by the Operating Subsidiary, Mr. Schaeffer was the President and a director of Foam.

         Robert Fuhrman. Mr. Fuhrman, age 69, has been Chairman of Fuhrman Associates, Inc. since 1972, serving as a managing and marketing consultant for a wide variety of consumer product companies. During this period, he has also served from time to time as an executive of client companies, including positions as President (CEO) of Eggland's Best, Inc., Marketing Vice President of Beech-Nut Nutrition Inc. (Baby Food) and Senior Vice President of "Totes."

         Gary J. Kocher. Mr. Kocher, age 34, became a director of the Company in 1997. Mr. Kocher is a partner in the law firm of Preston, Gates & Ellis, LLP. Mr. Kocher's practice includes a broad range of corporate finance and security-related transactions with an emphasis on public and private offerings of equity and debt and cross-border transactions.


         The Board of Directors is classified into three classes. Directors in each class are elected for a period of three years at the Company's annual meeting of shareholders, and each serves until his or her successor is duly elected by the shareholders. Currently, each director's term in office has expired and/or such director is serving an interim term until the election of his successor. Officers are elected by and serve at the will of the Board of Directors. No inside director receives any compensation for services as a director. The only two committees of the Board of Directors are the Option Committee and the Audit Committee, both consisting of Mr. Fuhrman and Mr. Myles Birrittella. The Company has no executive, nominating, compensation or other committees. Meredith Birrittella and Myles Birrittella are brothers.


         The following persons, each of whom was, at some time during the Company's 1997 fiscal year, a director, officer or beneficial owner of more than 10 percent of any class of equity securities of the Company, failed to file on a timely basis reports required by Section 16(a) of the Securities Exchange Act of 1934 during such year or prior years:


         Name of                Number of            Number of Transactions
         Reporting Person       Late Reports         Not Filed on Timely Basis
         Myles Birrittella             1                          1

         Robert Fuhrman                1                          1

         Warren Schaeffer              1                          1

         Martin Birrittella            2                          3

         Anthony Costanzo              1                          1

         Thomas Coleman                2                          8

         Gary J. Kocher                1                          1

ITEM 10. Executive Compensation.



                                                  Summary Compensation Table
                                                                         Securities
Name and                                                                 Underlying         Other Annual
Principal Position                  Year         Salary        Bonus       Options         Compensation (1)

Meredith W. Birrittella             1997       $161,539          -0-        25,000            $2,580
Chief Executive Officer             1996       $155,385          -0-        25,000            $2,424
                                    1995       $131,192          -0-        25,000            $2,024

Warren Schaeffer                    1997       $161,539          -0-        25,000            $2,580
Secretary, and President            1996       $130,769          -0-        27,000            $2,424
of  Operating Subsidiary            1995       $100,000(2)    $50,000(3)      -0-             $0

Anthony Costanzo                    1997         $73,154        $15,000      8,000            $2,580
Chief Financial Officer             1996         $60,462        $10,000      5,000            $2,424
                                    1995         $35,538           -        10,000            $2,024

Warren T. Davies                    1997        $196,691           -        40,000            $2,580
President of Operating
Subsidiary


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

         Inside directors of the Company receive no compensation for serving as a director; however, the Company's outside directors will receive compensation in the amount of $7,500 per annum. In addition, on the anniversary of each outside director's appointment to the Board of Directors, the Company will grant 2,500 options to purchase the Company's common stock to such directors at exercise prices equal to the closing market price of the Company's common stock on such date.














                                               Option Grants In Last Fiscal Year

                                                              Percent of
Name and Principal                  Number of Securities      Total Grants              Exercise          Expiration
     Position                       Underlying Options        to Employees(1)            Price                Date

Anthony Costanzo                       8,000                    11.3%                    8.00               2/20/02
Chief Financial Officer

Warren T. Davies                      40,000                    56.5%                    (2)                 (2)
President of Operating
Subsidiary



         (1) Does not include stock options granted to consultants or directors of the Company.

         (2) Exercise price and vesting dates are as follows: 10,000 shares with an exercise price of $9.00 per share, vest on December 31, 1997 and expire on December 31, 2003; 10,000 shares with an exercise price of $11.00 per share vest on December 31, 1999 and expire on December 31, 2004; 10,000 shares with an exercise price of $12.00 per share vest on December 31, 2000 and expire on December 31, 2005.


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


ITEM 11.         Security Ownership of Certain Beneficial Owners and Management.


         The following table sets forth, as of March 1, 1998, to the extent known to the Company, the ownership of the Company's Common Stock by (i) each person who is known by the Company to own of record or beneficially more than five percent of the Company's Common Stock, (ii) each of the Company's directors and executive officers and (iii) all directors and executive officers as a group. Except as otherwise indicated, the shareholders listed in the table have sole voting and investment powers with respect to the shares indicated.

Name and Address of                Amount and Nature of
Beneficial Owner                   Beneficial Ownership         Percent of Class

Martin P. Birrittella
One River Street
Hastings on Hudson, NY 10706              552,698 (1)                11.3%

Meredith W. Birrittella
One River Street
Hastings on Hudson, NY 10706              900,198 (2)                18.1%

Myles Birrittella
One River Street
Hastings on Hudson, NY 10706                 3,910 (3)                 .1%

Robert Fuhrman
One River Street
Hastings on Hudson, NY 10706                 2,500 (3)                 .1%

Gary Kocher
One River Street
Hastings on Hudson, NY 10706                  -0-                      -0-

Thomas Coleman
One River Street
Hastings on Hudson, NY 10706             451,125 (4)                  9.2%

Warren Schaeffer
One River Street
Hastings on Hudson, NY 10706             207,000 (5)                  4.3%

Anthony Costanzo
One River Street
Hastings on Hudson, NY 10706              24,000 (6)                   .5%
All directors and
officers as a group
(six persons)                         1,140,108 (2)(3)(5)(6)         22.4%


         (1) Includes 25,000 shares of the Company's Common Stock which are issuable in respect of stock options at an exercise price of $1.25 per share, and 88,320 shares of the Company's Common Stock, which are issuable in respect of stock options at an exercise price of $4.50.

         (2) Includes 100,000 shares of the Company's Common Stock which are issuable in respect of stock options issued under the Company's 1994 Joint Incentive and Non-Qualified Stock Option Plan at an exercise price of $1.25 per share, and 88,320 shares of the Company's Common Stock, which are issuable in respect of stock options at an exercise price of $4.50.
         (3) Includes 2,500 shares of the Company's Common Stock which are issuable in respect of stock options at an exercise price of $8.00 per share.

         (4) Includes 50,000 shares of the Company's Common Stock registered hereunder which are issuable in respect of stock options at an exercise price of $1.25 per share, and 58,880 shares of the Company's Common Stock which are issuable in respect of stock options at an exercise price of $4.50 per share

         (5) Includes 75,000 shares of the Company's Common Stock which are issuable in respect of stock options at an exercise price of $1.25 per share. Includes 2,000 shares of the Company's Common Stock which are issuable in respect of stock options vesting as of December 31, 1996, at an exercise price of $5.38 per share.

         (6) Includes 10,000 shares of the Company's Common Stock which are issuable in respect of stock options at an exercise price of $2.25 per share. Includes 5,000 shares of the Company's Common Stock which are issuable in respect of stock options at an exercise price of $5.375 per share. Includes 8,000 shares of the Company's Common Stock which are issuable in respect of stock options at an exercise price of $8.00 per share.


ITEM 12. Certain Relationships and Related Transactions.

         Martin Birrittella (an officer and director of the Company until his resignation on December 18, 1996), Meredith Birrittella, Myles Birrittella and Thomas Coleman (an officer and director of the Company until his resignation on November 22, 1996), collectively owned 23,599 shares of the Company's Series A Preferred Stock. The Series A Preferred Stock carried stock issuance rights entitling the holder thereof to the issuance of a maximum aggregate amount of 30 shares of Common Stock for each share of Series A Preferred Stock upon the achievement of certain targets.

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

         In September 1994, the shareholders of the Company approved a stock option plan, which provided that Mr. Coleman and Mr. Meredith Birrittella would receive options to purchase 25,000 shares of Common Stock of the Company at $4.00 per share for each year of service as an executive officer of the Company from 1994 through and including 1999. However, in May 1995 both Mr. Coleman, then a director and executive officer of the Company, and Mr. Birrittella waived all rights to receive these options. In consideration for such waiver, the Company granted to Mr. Coleman options (such options not pursuant to the Plan) to purchase 50,000 shares of Common Stock of the Company at $1.25 per share (such options exercisable for five years from the date of vesting), 25,000 of which options vested on May 1, 1995, and 25,000 of which vested on March 31, 1996. In consideration for Mr. Meredith Birrittella's waiver, the Company granted to him options (pursuant to the Plan) to purchase 100,000 shares of Common Stock of the Company at $1.25 per share (such options exercisable for five years from the date of vesting), of which 25,000 vested on May 1, 1995, 25,000 vested on March 31, 1996, 25,000 vested on March 31, 1997, and the remaining 25,000 vested on March 31, 1998.

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

         At December 31, 1997, Mr. Meredith Birrittella owed the company approximately $380,000. Subsequent to December 31, 1997, the company loaned Mr. Warren Schaeffer approximately $800,000 of which $ 400,000 has been repaid on April 15, 1998. These loans bear interest at 6% per annum.

         For the year ended December 31, 1997, the company recognized interest income of approximately $39,000 from loans to Officers/Directors.


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

4.1 Resolution of Designation, Powers, Preferences and Rights of Series A Preferred Stock, incorporated by reference to the like numbered exhibit in the Registrant's Registration Statement on Form SB-2 under the Securities Act of 1933, as amended, File No. 33-53466

4.2 Form of Warrant of Bridge Loan lenders, incorporated by reference to the like numbered exhibit in the Registrant's Registration Statement on Form SB-2 under the Securities Act of 1933, as amended, File No. 33-53466

4.3 Form of Warrant included in Units, incorporated by reference to the like numbered exhibit in the Registrant's Registration Statement on Form SB-2 under the Securities Act of 1933, as amended, File No. 33-53466

4.4 Form of Underwriters' Warrant, incorporated by reference to the like numbered exhibit in the Registrant's Registration Statement on Form SB-2 under the Securities Act of 1933, as amended, File No. 33-53466

10.1 Warrant Agreement dated , 1992 between Corporate Stock Transfer, Inc. and the Company, incorporated by reference to exhibit number 10.9 in the Registrant's Registration Statement on Form SB-2 under the Securities Act of 1933, as amended, File No. 33-53466

10.2 Form of Stock Option granted to employees, independent contractors and consultants, incorporated by reference to exhibit number 10.14 in the Registrant's Registration Statement on Form SB-2 under the Securities Act of 1933, as amended, File No. 33-53466

10.3 Agreement and Plan of Merger dated February 14, 1994 among Protective Technologies International Inc., Foam-O-Rama, Inc., Ellen Schaeffer and Lori Hillsberg, as amended, incorporated by reference to exhibit number 2 in the Registrant's Current Report on Form 8-K dated March 16, 1994 under the Securities Exchange Act of 1934, as amended

10.4 Noncompetition Agreement dated March 1, 1994 between Protective Technologies International Inc. and Ellen Schaeffer and Lori Hillsberg, incorporated by reference to exhibit number 99.1 in the Registrant's Current Report on Form 8-K dated March 16, 1994 under the Securities Exchange Act of 1934, as amended

10.5 Noncompetition Agreement dated March 1, 1994 between Protective Technologies International Inc. and Warren Schaeffer and Alan Hillsberg, incorporated by reference to exhibit number 99.2 in the Registrant's Current Report on Form 8-K dated March 16, 1994 under the Securities Exchange Act of 1934, as amended

10.6 Form of Promissory Note memorializing loans from directors and officers as authorized by the Board of Directors on March 13, 1996, incorporated by reference to exhibit number 10.21 in the Registrant's Annual Report on Form 10-KSB for the period ended December 31, 1995, under the Securities Exchange Act of 1934, as amended

10.7 Guarantee from Warren Schaeffer and Alan Hillsberg to Protective Technologies International Inc., incorporated by reference to exhibit number 10.21 in the Registrant's Quarterly Report on Form 10-QSB for the period ended September 30, 1995, under the Securities Exchange Act of 1934, as amended

10.8 Exclusive License and Purchase Guarantee Agreement, dated July 19, 1994 between Toy Biz, Inc. and the Registrant, incorporated by reference to exhibit number 10.22 in the Registrant's Quarterly Report on Form 10-QSB for the period ended September 30, 1995, under the Securities Exchange Act of 1934, as amended

10.9 Amendment #1 dated October 18, 1995 to Warrant Agreement, incorporated by reference to exhibit number 10.23 in the Registrant's Quarterly Report on Form 10-QSB for the period ended September 30, 1995, under the Securities Exchange Act of 1934, as amended

10.10 Line of Credit Agreement (Asset Based), dated May 6, 1996, between Key Bank of New York, Protective Technologies International Inc., PTI
         Holding Inc. and Protective Technologies of America Inc., and collateral loan documents thereto, incorporated by reference to exhibit number 10.25 in the Registrant's Quarterly Report on Form 10-QSB dated March 31, 1996, under the Securities Exchange Act of 1934, as amended

10.11 Financial Advisory and Investment Banking Agreement, dated April 2, 1996, between PTI Holding Inc. and GKN Securities Corp., incorporated by reference to the like numbered exhibit in Registrant's Registration Statement on Form SB-2 under the Securities Act of 1933, dated January 27, 1997, File No. 333-20607

10.12 Amendment #2, dated June 6, 1996 to Warrant Agreement, incorporated by reference to exhibit number 2 in Registrant's Current Report on Form 8-K dated July 9, 1996, under the Securities Exchange Act of 1934, as amended

10.13 Merger Agreement and plan of Reorganization dated July 25, 1997 among PTI Holding Inc. and Flents Products Co., Inc., as amended, incorporated by reference to exhibit numbers 1 and 2 in the Registrant's Current Report on Form 8-K date August 20, 1997 under the Securities Exchange Act of 1934, as amended.


21       Subsidiaries of registrant



         (b)  Reports on Form 8-K

                           During the fourth quarter, 1997 the Company filed one
                  amendment to a Current Report on Form 8-K dated October 15, 1997. Such Amendment included Audited financial statements of Flents Products Co., Inc. for the period ended May 31, 1997




                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


PTI HOLDING INC.



By
    Meredith W. Birrittella,
    Chairman of the Board
    Chief Executive Officer (authorized signatory)



         In accordance with the requirements of the Securities Act of 1933, this registration statement has been signed by the following persons in the capacities and on the dates stated.



                                  Chief Executive Officer,        April 15, 1998
Meredith W. Birrittella           Chairman and Director



                                  Chief Financial Officer         April 15, 1998
Anthony Costanzo                  Chief Accounting Officer



                                  Director                        April 15, 1998
Myles Birrittella



                                  Director                        April 15, 1998
Robert Fuhrman



                                  Director and Secretary          April 15, 1998
Warren Schaeffer



                                  Director                        April 15, 1998
Gary J. Kocher






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


/s/ Meredith W. Birrittella       Chief Executive Officer,        April 15, 1998
Meredith W. Birrittella           Chairman and Director



/s/ Anthony Costanzo              Chief Financial Officer         April 15, 1998
Anthony Costanzo                  Chief Accounting Officer



/s/ Myles Birrittella             Director                        April 15, 1998
Myles Birrittella



/s/ Robert Fuhrman                Director                        April 15, 1998
Robert Fuhrman



/s/ Warren Schaeffer              Director and Secretary          April 15, 1998
Warren Schaeffer



/s/ Gary J.  Kocher               Director                        April 15, 1998
Gary J. Kocher















                                   Exhibit 21









List of Subsidiaries of PTI Holding Inc.

Protective Technologies International Inc., a New York Corporation Flents Products Co., Inc., a Delaware Corporation
Fu-Chung Manufacturing Inc., a Delaware Corporation
Zacko Sports, Inc., a Delaware Corporation










                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Board of Directors and Stockholders of PTI Holding Inc. and Subsidiaries:


We have audited the accompanying consolidated balance sheet of PTI Holding Inc. (a Delaware Corporation) and subsidiaries as of December 31, 1997, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of PTI Holding Inc. and subsidiaries as of December 31, 1997, and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.






ARTHUR ANDERSEN LLP
New York, New York

March 12, 1998









                          INDEPENDENT AUDITOR'S REPORT



To the Board of Directors and Stockholders
PTI Holding Inc. and Subsidiaries


We have audited the accompanying consolidated statements of operations, stockholders' equity, and cash flows of PTI Holding Inc. and subsidiaries for the year ended December 31, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of PTI Holding Inc. and subsidiaries for the year ended December 31, 1996, in conformity with generally accepted accounting principles.







D'ARCANGELO & CO., LLP
Purchase, New York

March 4, 1997





                                         PTI HOLDING INC. AND SUBSIDIARIES

                                            CONSOLIDATED BALANCE SHEET

                                                 DECEMBER 31, 1997



ASSETS

Current assets:
   Cash and cash equivalents                                                                 $
                                                                                                        682,160
   Accounts receivable, net of allowance for returns and doubtful accounts of  $108,500               5,227,171
   Inventories                                                                                        7,872,357
   Prepaid expenses and other current assets                                                          1,101,103
   Deferred tax assets                                                                                  133,523
                                                                                             -------------------

   Total current assets                                                                              15,016,314

Deferred tax assets
                                                                                                        164,000
Equipment and leasehold  improvements, net of accumulated depreciation of $1,458,016                  1,673,637
Intangible assets, net of accumulated amortization of $654,387                                        4,273,019
                                                                                             -------------------

                                                                                             $       21,126,970
                                                                                             ===================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Loan payable, bank                                                                        $        2,068,261
   Accounts payable and accrued expenses                                                              2,681,886
   Other Current Liabilities                                                                             56,999
                                                                                             -------------------

Total current liabilities                                                                             4,807,146
                                                                                             -------------------

Commitments and contingencies (Notes 6 and 7)

Stockholders' equity:
   Common stock, $.01 par value; authorized 10,000,000 shares, issued and outstanding
      4,796,506 shares                                                                                   47,965
     Capital in excess of par
                                                                                                     16,144,815
     Note receivable from exercise of common stock warrants                                             (58,322)
     Retained earnings
                                                                                                        185,366
                                                                                             -------------------

     Total stockholders' equity                                                                      16,319,824
                                                                                             -------------------

                                                                                             $       21,126,970
                                                                                             ===================




                                            PTI HOLDING INC. AND SUBSIDIARIES

                                          CONSOLIDATED STATEMENTS OF OPERATIONS

                                         YEARS ENDED DECEMBER 31, 1997 AND 1996



                                                                                         1997                  1996
                                                                              --------------------  -------------------

Net sales                                                                     $        34,566,135   $       17,529,509

Cost of sales                                                                          23,751,353           12,140,542
                                                                              --------------------  -------------------

Gross profit                                                                           10,814,782            5,388,967
                                                                              ====================  ===================

Selling, general and administrative expenses:
       SG&A  excluding stock-based compensation                                         6,073,809            2,717,851
       Non-recurring stock-based compensation expense                                   3,636,838                    -
                                                                              --------------------  -------------------

                                                                                        9,710,647            2,717,851
                                                                              --------------------  -------------------

Income from operations                                                                  1,104,135            2,671,116

Interest expense (income), net of interest income of $100,022 (1997)
   and       $53,540 (1996)                                                               217,430                   (2)
                                                                              --------------------  -------------------

Income before income taxes                                                                886,705            2,671,118
                                                                              --------------------  -------------------

Income taxes (benefit):
   Current                                                                              1,807,000            1,014,000
   Deferred                                                                                21,000              (34,000)
                                                                              --------------------  -------------------

                                                                                        1,828,000              980,000
                                                                              --------------------  -------------------

Net (loss) income                                                             $          (941,295)  $        1,691,118
                                                                              ====================  ===================


Net (loss) income per share of common stock:
      Basic                                                                   $              (.23)  $              .49
      Diluted                                                                                (.23)                 .43

Weighted average shares outstanding:
      Basic                                                                             4,083,209            3,450,751
      Diluted                                                                           4,083,209            3,918,146




                        PTI HOLDING INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                     YEARS ENDED DECEMBER 31, 1997 AND 1996



                                     Common stock
                             ------------------------------
                                                                                    Receivable
                                                                                  from exercise        Retained           Total
                                 Shares          Amount          Capital in          of stock         (deficit)       stockholders'
                                                               excess of par       options and         earnings           equity
                                                                                     warrants
                             ---------------  -------------   -----------------   ---------------  ----------------- ---------------

Balance,
   January 1, 1996              3,338,956   $     33,390    $      6,212,696    $       (4,688)  $       (564,457) $      5,676,941

Net income                              -              -                   -                 -          1,691,118         1,691,118

Collection                              -              -                   -             4,688                  -             4,688


Issuance of common stock          148,980          1,489             195,661                 -                  -           197,150
                           ---------------  -------------   -----------------   ---------------  ----------------- -----------------

Balance,
   December 31, 1996            3,487,936         34,879           6,408,357                 -          1,126,661         7,569,897

Net (loss)                              -              -                   -                 -           (941,295)         (941,295)


Issuances of common stock       1,308,570         13,086           9,736,458           (58,322)                 -         9,691,222
                           ---------------  -------------   -----------------   ---------------  ----------------- -----------------

Balance,
   December 31, 1997            4,796,506   $     47,965    $     16,144,815    $      (58,322)  $        185,366  $     16,319,824
                           ===============  =============   =================   ===============  ================= =================






                                          PTI HOLDING INC. AND SUBSIDIARIES

                                        CONSOLIDATED STATEMENTS OF CASH FLOWS

                                      YEARS ENDED DECEMBER 31, 1997 AND 1996



                                                                                    1997                     1996
                                                                      --------------------   ----------------------
 Cash flows from operatinactivities:
   Net (loss)  income                                                 $         (941,295)    $          1,691,118
   Adjustments to reconcile net income (loss) to net cash used in operating activities:
         Provision for return and doubtful accounts                              (87,406)                  78,906
         Depreciation and amortization                                           539,764                  371,761
         Amortization of intangible assets                                       196,513                  146,139
         Deferred income tax (benefit)                                            21,000                  (34,000)
         Stock-based compensation                                              3,636,838                      -
         (Increase) decrease in operating assets:
            Accounts receivable                                                 (933,737)              (2,139,935)
            Inventories                                                       (3,390,435)              (2,094,413)
            Prepaid expenses and other current assets                             88,846                 (737,365)
         Increase (decrease) in operating liabilities:
            Accounts payable and accrued expenses                              1,411,002                   13,999
                    Income taxes payable                                      (1,004,888)               1,012,000
                                                                         -----------------       ------------------

   Net cash used in operating activities                                        (463,798)              (1,691,790)
                                                                         -----------------       ------------------

Cash flows from investing activities:
     Cash payments as partial consideration for purchase of acquired
              company and acquisition costs, net of cash acquired             (1,855,289)                    -
     Purchase of equipment and improvements                                   (1,558,784)                (476,039)
   Purchase of trademarks                                                           (560)                  (1,932)
   Reduction in cash invested to secure letters of credit                             -                    208,750
                                                                         -----------------       ------------------

   Net cash used in investing activities                                      (3,414,633)                (269,221)
                                                                         -----------------       ------------------

Cash flows from financing activities:
   Payments of other current liabilities                                         (23,583)                 (44,477)
     Proceeds from bank loan, net                                                872,062                1,196,199
   Proceeds from exercise of common stock options and warrants                 3,350,234                  201,838
                                                                         -----------------       ------------------

   Net cash provided by financing activities                                   4,198,713                1,353,560
                                                                         -----------------       ------------------

Net increase (decrease) in cash and cash equivalents                             320,282                (607,451)

Cash and cash equivalents, beginning of year                                     361,878                  969,329
                                                                         -----------------       ------------------

Cash and cash equivalents, end of year                                  $        682,160    $             361,878
                                                                         =================       ==================



Supplemental disclosures:
   Interest paid                                                      $          317,452    $              53,538
   Income taxes paid                                                           3,415,144                    2,000

Non-cash investing and financing activities:
    Acquisition of business:
       Fair value of net assets acquired                                       2,198,604                    -
       Resultant goodwill                                                      2,931,572
       Other non-cash financing activities:
         Common stock issued as partial consideration                          2,701,650                    -
       Conversion of preferred stock                                               2,500                    -
  Receivable from exercise of common stock warrants                               58,322                    -


                       PTI HOLDING INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS









1.       Summary of significant accounting policies:

        Principles of consolidation:

         The consolidated financial statements include PTI Holding Inc., (a Delaware Corporation) and its three wholly-owned subsidiaries:
         Protective Technologies International Inc. ("PTI"), Flents Products Co., Inc. ("Flents") a subsidiary acquired in 1997 (see note 2), and Zacko Sports, Inc. ("Zacko"), a subsidiary formed in 1996. PTI Holding Inc. and its subsidiaries are collectively referred to as the Company. Significant intercompany balances and transactions are eliminated in consolidation.

        Nature of operations:

        PTI and Zacko design, manufacture and market bicycle helmets, bicycles and bicycle accessories for sale principally to domestic retailers. Flents designs, manufactures and markets earplugs and other safety and medical supplies such as an eye drop delivery system, styptic devices, and air filter masks.

           The composition of net sales for the year ended December 31, 1997 was approximately 49% bicycle helmets, 40% bicycles and bicycle accessories, and 11% Flents products. For the year ended December 31, 1996, sales of bicycle and bicycle accessories represented approximately 39% of net sales.

        The following table presents sales and other financial information by business segment for 1997:

                                                PTI Products      Flents Products   Corporate and Eliminations     Consolidated
                                               --------------     ---------------  ----------------------------    -------------
         Sales to unaffiliated customers       $ 30,851,000         $ 3,715,000                -                    $ 34,566,000
         Operating (loss) income                    748,000             406,000             (50,000)                   1,104,000
         Identifiable assets                     15,049,000           5,077,000           1,001,000                   21,127,000
         Capital expenditures                     1,559,000                -                   -                       1,559,000
         Derpreciation                              505,000              35,000                -                         540,000



        Revenue recognition:

         Sales are recognized when products are shipped with payment due in the normal course of business.

        Cash and cash equivalents:

        The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

         The carrying amount of cash and cash equivalents approximates fair value.

        Inventories:

        Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method. Cost includes material, labor and manufacturing overhead costs.



        Depreciation:

        Equipment and leasehold improvements are stated at cost. Depreciation of production equipment and office equipment is provided for using accelerated methods over the estimated useful lives of the related assets. Leasehold improvements are amortized using the straight-line method over the related lease term or the estimated useful lives of the assets, whichever shorter.

        Intangible assets:

        Goodwill,  covenants not to compete,  and trademarks are amortized using
        the  straight-line   method  over  35  years,  5  years  and  17  years,
        respectively.

        It is the Company's policy to review the carrying value of unamortized goodwill, and when such review indicates impairment of value, goodwill would be written-down.

        Impairment of long-lived assets:

        Long-lived assets and certain identifiable intangibles are reviewed for impairment whenever events or changes in circumstances indicate that full recoverability is questionable. Management evaluates the recoverability of its intangible assets and other long-lived assets and several factors are used in the valuation including, but not limited to, management's plans for future operations, recent operating results and projected cash flows.


        Income Taxes:

        Income taxes are determined under the asset and liability method. Deferred tax assets and liabilities are determined based upon differences between the financial reporting and the tax basis of assets and liabilities.

        Research and development costs:

        Research and development costs included in selling, general and administrative expenses are charged to operations as incurred and amounted to approximately $119,000 and $109,000 for the years ended December 31, 1997 and 1996, respectively.

        Earnings per share of common stock:

        Effective December 31, 1997, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share." In accordance with SFAS No. 128, net earnings per common share amounts ("basic EPS") were computed by dividing net (loss) earnings by the weighted average number of common shares outstanding and excluded any potential dilution. Net earnings per common share amounts assuming dilution ("diluted EPS") were computed by reflecting potential dilution from the exercise of stock options and warrants. SFAS No. 128 requires the presentation of both basic EPS and diluted EPS on the face of the statement of operations. Earnings per share amounts for the prior-year have been restated to conform with the provisions of SFAS No. 128.

        A reconciliation between the numerators and denominators of the basic and diluted EPS computations for net (loss) earnings is as follows:



                                               Year Ended December 31, 1997         Year Ended December 31, 1996
                                               ----------------------------         -----------------------------

                                                              Per Share                                    Per share
                            Net Loss          Shares          Amounts        Net Income      Shares        Amounts

                           ---------         --------       -----------     -----------     ---------     ----------
        Basic EPS      $   (941,295)         4,083,209    $    (0.23)     $  1,691,118      3,450,751      $ 0.49

        Dilutive stock options & warrants                                                     467,395

        Diluted EPS    $   (941,295)         4,083,209    $    (0.23)     $  1,691,118      3,450,751      $ 0.43



        The potenially diluted shares that were not included in the computation of diluted earnings per share because to do so would be antidilutive consist of stock options and warrants as follows:

                                                         Options/Warrants

        Year ended December 31, 1997                          837,283
        Year ended December 31, 1996                                -


        Stock-based compensation:

        Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," encourages but does not require companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Accordingly, compensation expense for stock options issued to employees is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock.


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



        Reclassification:

        For the comparability, certain 1996 amounts have been reclassified where appropriate to conform to the financial statement presentation used in 1997.


        New Accounting Pronouncements:

        In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income", which establishes standards for reporting and display of comprehensive income and its components (revenue, expenses, gains, and losses) in a full set of general purpose financial statements. The Company will adopt SFAS No. 130 in the first quarter of 1998.

        In June 1997, the FASB issued SFAS No. 131, "Disclosures about segments of an Enterprise and Related Information", which establishes standards for the way public business enterprises report information about operating segments in interim and annual financial statements. It also establishes standards for related disclosures about products and services, geographic areas and major customers. The Company will adopt SFAS No. 131 in the first quarter of 1998.


2.      Business combination:

        On August 5, 1997, the Company acquired, Flents Products Co., Inc., a New York Corporation ("Flents-New York") and concurrently merged Flents-New York into Flents, the Company's wholly-owned subsidiary designed for this purpose. After August 5, 1997, Flents-New York had no separate or independent existence, having merged into Flents. For purposes of accounting, the acquisition was effective as of the opening of business on June 1, 1997, and has been accounted for as a purchase.

        In exchange for all the outstanding shares of common stock of Flents-New York, the Company paid $2,135,435 to the shareholders of Flents-New York, and issued them: 270,165 units consisting of 270,165 shares of the Company's common stock and 270,165 convertible value rights ("CVRs"). For purposes of the business combination, the units were valued at $10 per unit. Each CVR entitles the original holder to up to $4.00 of additional common stock of the Company to the extent that the market value of the Company's common stock is less than $10.00 per share on the one-year anniversary of the closing (August 5, 1998).

        The pro-forma unaudited consolidated results of operations of the Company for the years ended December 31, 1997 and 1996 as if the business combination had been completed on January 1, 1996 are as follows:

                                                  1997                    1996
                                             ------------             ---------
        Net sales                        $      37,351,000      $    23,839,000
        Income from operations                   1,134,000            3,109,000
        Net (loss) income                          (71,000)           1,930,000
        Net (loss) income per share of
           common stock:
                Basic                    $           (.02)      $           .56
                Diluted                              (.02)                  .49




3.      Inventories:

        Inventories are summarized as follows:

              Raw materials and work-in-process   $        3,014,426
              Finished goods                               4,857,931
                                                  -------------------

                                                  $        7,872,357
                                                  ===================





4.      Equipment and improvements:

        Equipment and improvements consist of the following:

              Production equipment                      $    1,666,569
              Office equipment                               1,246,934
              Leasehold improvements                           218,150
                                                     ------------------
                                                             3,131,653
              Less accumulated depreciation                  1,458,016
                                                     ------------------

                                                     $       1,673,637
                                                    ==================


5.      Loan payable, bank

        On May 6, 1996, the Company entered into a line of credit agreement with a bank. Under the terms of the agreement, the Company may borrow up to $7,000,000 based on a percentage of certain accounts receivable and inventories as defined in the agreement. All borrowings are due on demand, and are collateralized by substantially all of the Company's assets. At December 31, 1997, $2,068,261 was outstanding.

        The line of credit agreement requires the Company to comply with certain affirmative covenants, including the maintenance of a minimum current ratio, minimum quarterly interest ratios and a maximum leverage ratio, all as defined in the agreement. In addition, certain negative covenants (which are all defined in the agreement) call for the Company to obtain the bank's consent prior to business acquisitions, debt guarantees, sales or transfers of accounts receivable, loans, total annual capital expenditures in excess of $300,000 (which was waived for 1997), dividend declarations or payments, distributions of assets, incurring certain debt, and permitting liens against assets.

        The carrying amount of the bank loan payable approximates fair value due to the debt instrument's market interest rate (9.75% per annum at December 31, 1997).







6.      Commitments:

        Employment contracts:

        The Company has long-term employment agreements with five of its key employees and consulting agreements with two consultants. The employment agreements provide for a minimum annual compensation plus certain fringe benefits.

        The table below shows the aggregate minimum compensation required under the employment and consulting agreements:

                          1998                 $561,000
                          1999                  431,000
                          2000                  431,000
                          2001                  326,000
                          2002                  134,000
                          Thereafter             53,000
                                             ----------
                                             $1,936,000

        Leasing arrangements:

        The Company leases office space, manufacturing and warehouse facilities under operating leases which expire at various dates through the year 2004. In addition to minimum rent, most of the leases require escalation payments based on operating expenses and/or real estate taxes. One lease provides the Company with the option to lease additional space.

        Minimum payments for operating leases having initial or remaining non-cancelable terms in excess of one year are as follows:

                           1998                     $826,000
                           1999                      899,000
                           2000                      887,000
                           2001                      330,000
                           2002                      299,000
                             Thereafter              658,000
                                                  ----------
                                                  $3,899,000

                  Rent expense for the years ended December 31, 1997 and 1996 totaled approximately $575,000 and $370,000, respectively.

         Retirement plan:

       Effective January 1, 1998, the Company began sponsoring a defined contribution plan. The plan covers all eligible employees and provides for contributions of up to 3% of salary plus an additional discretionary percentage to be determined annually by resolution of the Board of Directors.

7.      License agreements:

        The Company has entered into various licensing agreements requiring royalty payments based on specified percentages of product sales. The future minimum guaranteed royalty payments are $257,000 in 1998 and $214,000 in 1999. Royalty expenses under these licensing agreements totaled $468,000 in 1997 and $122,000 in 1996.


8.      Contingent liabilities:

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


9.      Series A preferred stock:

        The Company's Series A preferred stock which was issued on July 31, 1992 was converted to common stock during 1997. The Series A preferred stock bore stock issuance rights entitling the holder thereof to the issuance of 10 shares of common stock, up to a maximum aggregate amount of 30 shares of common stock, for each share of Series A preferred stock for each of the following conditions that are met: The Company has net income of $750,000 during any of the three complete fiscal years immediately after the date of the public offering (December 1992); the Company has gross revenue of $20,000,000 during any of the five complete fiscal years after the date of the public offering; the Company has gross revenue of $35,000,000 during any of the five complete fiscal years after the date of the public offering; and a cumulative total of 50% of the warrants issued in the public offering have been exercised.

        For the year ended December 31, 1995, the Company had net income in excess of $750,000. Accordingly, the Series A preferred stockholders were entitled to 10 shares of common stock for each Series A preferred share owned. However, three preferred stockholders holding an aggregate of 23,552 preferred shares relinquished their right to receive an issuance of an aggregate of 235,520 shares of the Company's common stock. In consideration for relinquishing their rights to that common stock, the Company granted the three preferred stockholders options to acquire an aggregate of 235,520 shares of the common stock. The options have an exercise price of $4.50 (the quoted market price on the effective date of grant), are outstanding and exercisable as of December 31, 1997, and expire in January, 2006. The three preferred stockholders are also major common stockholders of the Company. The remaining 14,480 common shares were issued to the other preferred stockholders in 1996.

        During the year ended December 31, 1997, the Company's gross revenues exceeded the $20,000,000 threshold and a cumulative total of 402,390 public warrants (87% of the public warrants) were exercised. As a result of the Company's meeting these two conditions, an aggregate of 500,000 shares of common stock were issued to holders of the Company's Series A preferred stock. Approximately 95% of the shares of common stock issued were issued to either present or former directors, officers, employees and consultants of the Company. Accordingly, for the year ended December 31, 1997, the Company provided for stock-based compensation of $3,636,838, resulting from meeting those two additional preferred stock conditions. The stock issuance for the remaining 5% of the preferred stock, held by individuals not otherwise involved with the Company, has no effect on results of operations. The accounting for the $3,636,838 stock-based compensation charge has no effect on the Company's consolidated net worth or cash flows.


10.     Common stock and warrants:

        In December 1992, the Company completed a public offering of 400,000 units at $10 per unit. Each unit consisted of two shares of common stock and one warrant to purchase one share of common stock at an exercise price of $7.50. In addition, in January 1993, the underwriters exercised the overallotment provision of the underwriting agreement to purchase an additional 60,000 units. During the year ended December 31, 1997, an aggregate of 402,390 warrants were exercised resulting in gross proceeds of $3,017,925. The remaining 57,610 warrants were cancelled.

        In connection with the public offering, the underwriter received warrants to purchase 40,000 units at an exercise price of $11 per unit exercisable. None of these warrants have been exercised as of December 31, 1997.

        During October 1992, the Company issued warrants to purchase 63,750 shares of common stock at $1.65 per share of which 9,000 warrants were exercised prior to January 1, 1996. The warrants were issued pursuant to a borrowing that has since been repaid. During the year ended December 31, 1997, 53,250 of these warrants were exercised resulting in total proceeds of 87,863. The remaining 1,500 warrants expired.

        During November and December 1994, the Company completed a private placement of a total of 318,956 shares of common stock. In connection with the private placement, the underwriter received warrants to purchase 62,500 shares of common stock at $3.75 per share and 14,765 shares of common stock at $3.95 per share at any time during the three-year period commencing in November 1994. These warrants were exercised during the year ended Deccember 31, 1997 resulting in proceeds of $233,750 and a note receivable of $58,322.


11.     Stock options:

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

        The table below summarizes plan and non-plan stock option activity for the past two years:

                                                               Weighted average
                                                 Number of      exercise price
                                                  shares
                                             --------------    -----------------

         Outstanding, January 1, 1996             427,800                $1.61

         Granted                                  440,520                $2.86
         Exercised                               (134,500)               $1.62
         Canceled or expired                      (75,000)               $5.875
                                              --------------
         Outstanding, December 31, 1996           658,820                $3.57

         Granted                                  111,000                $9.69
         Exercised                                ( 5,500)               $4.67
         Cancelled or expired                    ( 20,800)               $7.51
                                             --------------

         Outstanding, December 31, 1997           743,520                $4.36
                                              ==============
         Exercisable, December 31, 1997           635,520                $3.46
                                             ==============
        The weighted average grant date fair value of options granted during the year ended December 31, 1997 is $9.07 per option.

        Options outstanding and exercisable at December 31, 1997 and related weighted average exercise price and life information follows:


                                  Options outstanding                Options exercisable          Remaining
                              ----------------------------        ---------------------------
          Grant date             Shares           price             Shares          price         life (years)
         -----------------    -------------      ---------        ------------    -----------     ---------------

         1993-1994                  24,500          $3.97              24,500          $3.97            1

         1995                      260,000          $1.29             260,000          $1.29            3

         1996                      351,020          $5.03             351,020          $5.03            8

         1997                      108,000          $9.70                -               -              4


        The Company follows the disclosure-only provision of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation." Accordingly, no compensation cost has been recognized for the stock options. Had compensation cost for the Company's stock options been determined based on the fair value at the grant date for options granted in 1997 and 1996 consistent with the provisions of SFAS No. 123, the Company's net (loss) income and
        (loss) earnings per share would have been reduced to the pro forma amounts indicated below:



                                                                       1997                      1996
                                                                --------------           ----------------

             Net (loss) income, as reported                  $      (941,295)         $        1,691,118

             Net (loss) income, pro forma                           (276,706)                    888,476

             Earnings (loss) per share, as reported                     (.23)                        .49



             Earnings (loss) per share, pro forma (.30) .26 The pro forma effect on net (loss) income for 1997 and 1996 does not take into consideration pro forma compensation expense related to grants made prior to 1995.

        The fair value of options at date of grant was estimated using the Black-Scholes model with the following weighted average assumptions:

                             Expected life (years)                        5

                             Interest rate                                7.10%

                             Volatility - 1997                            54.7%
                                             - 1996                       66.4%

                             Dividend yield                               0%

12.     Significant customers:

        Two major retail chain organizations accounted for approximately 71% and 15% of net sales in 1997 and 65% and 15% of net sales in 1996. As of December 31, 1997, accounts receivable included approximately $2,585,000 and $1,257,000, respectively, due from these two customers. Although other major retailers are customers, a loss of one or both of these two established major customers would cause a significant loss of sales and affect operating results adversely.

13.     Income taxes:



        The  income  tax  effects  of  temporary  differences  that give rise to significant  portions  of the  deferred  tax  assets  are  presented  as follows:
                                                                           1997                1996                 Change
                                                                      ---------------    ------------------   --------------------
          Accounts receivable due to the allowance
       for            returns and doubtful accounts               $       44,000      $       74,000        $      (30,000)
          Inventories due to additional costs inventoried for
             tax purposes and inventory reserves                          44,000              40,000                 4,000
          Equipment and improvements due to depreciation and
          amortization                                                    32,000               8,000                24,000
          Intangible assets due to differences in amortization
                                                                         119,000              95,000                24,000
          Accounts payable and accrued expenses due to
                accrued bonuses and severance costs                       59,000                 -                  59,000
           Other                                                            -                  7,000                (7,000)
                                                                      ---------------    ------------------   --------------------

          Total deferred tax assets                               $      298,000      $       224,000               74,000
                                                                      ===============    ==================

       Deferred tax asset acquired                                                                                 (95,000)
                                                                                                              --------------------


                                                                                                             $     (21,000)
                                                                                                              ====================




 The valuation allowance decreased by $130,000 to $0 for the year ended December 31, 1996.

        The significant components of the income tax provision attributable to continuing operations for the years ended December 31, 1997 and 1996 are presented below:



                                                                                   1997                 1996
                                                                          -------------------  -------------------
           Current income tax expense                                     $      1,832,000    $      1,256,000

           Deferred  income tax (exclusive of the effects of the other
            components listed below)                                                21,000             (34,000)
           Tax credits                                                             (25,000)            (71,000)
           Tax benefits of operating loss carryforwards                               -               (171,000)
                                                                          -------------------  -------------------

           Income taxes                                                   $        1,828,000   $          980,000
                                                                          ===================  ===================



        The difference between the actual income tax provision and the income tax provision computed by applying the statutory federal income tax rate to income from operations for the years ended December 31, 1997 and 1996 is attributable to the following:

                                                                                           1997                1996
                                                                                -------------------  -------------------
          Income tax provision at 34%                                       $              302,000    $         908,000
          State income taxes net of federal income tax                                     307,000              152,000
          Intangible assets and amortization                                                30,000               38,000
          Net operating losses                                                                 -               (138,000)
           Tax credits                                                                     (11,000)             (55,000)
          Stock-based compensation                                                       1,237,000                    -
          Other                                                                           (37,000)               75,000
                                                                                -------------------  -------------------
          Actual income tax provision                                       $            1,828,000   $          980,000
                                                                                ===================  ===================


        The income tax provision of $1,828,000 for the year ended December 31, 1997 is comprised of $1,423,000 of federal income taxes and $405,000 of state income taxes.

        The income tax provision of $980,000 for the year ended December 31, 1996 is comprised of $750,000 of federal income taxes and $230,000 of state income taxes. For the year ended December 31, 1996, the income tax provision from continuing operations reflects the utilization of a $400,000 federal net operating loss carry forward.





14.       Related Parties:
                  At December 31, 1997, an officer/director owed the Company approximately $380,000 pursuant to a loan. Subsequent to December 31, 1997, the Company loaned another officer/director approximately $ 800,000, of which $400,000 is due on April 15, 1998. These loans bear interest at 6% per annum. For the year ended December 31, 1997, the Company recognized interest income of approximately $ 39,000 from loans to officers/directors.