Form 10QSB
period 1998-03-31
PTI HOLDING INC
filed 1998-05-19
CIK 885239

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   Form 10-QSB


 X Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 (Fee required) for the quarterly period ended March 31, 1998.
         Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 (No fee required) For the transition period from to

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

         State the number of shares outstanding of each class of the issuer's classes of common equity, as of the latest practicable date. As of May14, 1998, 4,796,506 shares of the issuer's common equity were outstanding.

ITEM 1.  Financial Statements.

                                                                       Page
Consolidated Balance Sheet as of March 31, 1998                         F-1

Consolidated Statements of Income for the three months
ended March 31, 1998 and 1997                                           F-2

Consolidated Statements of Cash Flows for the three months              F-3
ended March 31, 1998 and 1997

Notes to Consolidated Financial Statements                              F-4 to
                                                                        F-5


                                 PART I



ITEM 2.  Management's Discussion and Analysis


         Statements in this Quarterly Report on Form 10-QSB concerning the Company's business outlook or future economic performance; or other financial items; and plans and objectives related thereto; and statements concerning assumptions made or expectations as to any future events, conditions, performance or other matters, are "forward-looking statements" as that term is defined under the Federal Securities Laws. Forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results to differ materially from those stated in such statements.

         PTI Holding Inc. (collectively with its wholly-owned subsidiaries referred to herein as the "Company"), manufactures and markets protective equipment, primarily bicycle helmets and safety ear plugs. In addition, the Company markets and distributes bicycles and bicycle-related products, and other safety and medical supplies.

         On August 5, 1997, the Company expanded its line of protective products by acquiring Flents Products Co., Inc., ("Flents"), which is principally engaged in the business of the manufacture of wax earplugs and the marketing and sale of earplugs and other safety and medical supplies, such as an eye drop delivery system, styptic devices, and air-filter masks. For purposes of financial accounting and income tax, the Merger was deemed to have occurred as of the opening of business on June 1, 1997.

         On May 12, 1998, Flents acquired certain assets of the Comfees division of Magnivision, a subsidiary of American Greetings Corporation, for a purchase price of approximately $1,700,000. Comfees manufactures and distributes contact lense cases, liquid dispensers, medicine dispensers, finger splints and ear protectors, among other health and beauty care items. Comfees products are sold through several mass merchandisers, including K-Mart and Target.

Results of Operations

         The Company's net sales were $11,745,977 during the quarter ended March 31, 1998, an increase of 89% from its net sales $6,229,506 of for the same period in 1997.

         The sales increase from 1997 to 1998 resulted predominantly from increased sales to existing customers through the addition of new helmet models, from increased market share at the expense of competitors, from increased sales in existing models due to growth in the overall helmet market, from increased sales of the Company's bicycle and bicycle accessory products, from the addition of new retail outlets for the Company's products, from introducing new accessory product lines, from the Company's license arrangements both with Hasbro, Inc., to manufacture and market helmets, bicycles and bicycle accessories under the PlayskoolTM brand name, and with Mattel, Inc. to manufacture and market helmets under the Barbie(TM) name, and from net sales of its Flents subsidiary of $1,856,113, which was acquired June 1, 1997.

         The Company had a net income of $732,265 for the quarter ended March 31, 1998 compared to the Company's net income of $758,971 for the same period in 1997.

         The cost of sales for the quarter ended March 31, 1998 was $ 8,054,509 (resulting in a gross profit margin of 31%), compared to the Company's cost of sales of $3,937,393 for the same period in 1997 (resulting in a gross profit margin of 37%). The gross profit margin for the period ended March 31, 1997 was uncharacteristically high based on previous periods. The gross profit margin for the year ended December 31, 1997 was 31%.

         Selling, general and administrative expenses for the quarter ended March 31, 1998 was $2,381,616 compared to selling, general and administrative expenses of $964,836 for the same period in 1997. SG&A as a percentage of sales were 20.28% and 15.49% for the periods ended March 31, 1998 and 1997 respectively. The increased selling, general and administrative spending in 1998 was primarily due to the higher costs associated with the expansion of the helmet, bicycle and bicycle accessory business, the acquisition of Flents, and the higher costs for human resources.


Capital Resources

         The Company has satisfied its capital requirements through the proceeds of its initial public offering of securities, which resulted in net proceeds of approximately $3,800,000, through the proceeds of Regulation "S" private placement in November 1994, which resulted in gross proceeds of approximately $750,000, through the exercise of certain outstanding options held by employees and consultants of the Company, which resulted in net proceeds of approximately $400,000, through internal cash flow, through PTI's opening of a revolving line of credit in May, 1996 and through the exercise of public warrants in 1997, which resulted in gross proceeds of approximately $3,000,000.

         The Company's working capital at March 31, 1998 was $9,953,333 as compared to $6,092,751 at March 31, 1997.

         The cash flows of the Company have fluctuated due to capital spending, working capital requirements, and bank loans. The Company expects that cash flows in the near future will be primarily determined by the levels of net income, working capital requirements, and financings, if any, undertaken by the Company. Net cash decreased by $302,126 and $450,056 in the three-month periods ended March 31, 1998 and 1997, respectively.

         Net cash used in operating activities was $4,493,785 and $1,605,890 in the three-month periods ended March 31, 1998 and 1997, respectively. Net income was $732,265 and $758,971 for the same periods, respectively.

         Net cash used in investing activities was $2,120,569 and $490,123 in the three-month periods ended March 31, 1998 and 1997, respectively. Net cash used in investing activities pertains to capital expenditures in these periods, primarily for computer systems and manufacturing equipment.

         Net cash provided by financing activities was $6,312,228 and $1,645,957 in the three-month periods ended March 31, 1998 and 1997, respectively. Cash flows from financing activities were primarily affected by the net bank loans of $6,369,227 and $1,624,054 in these periods, respectively.

         The Company pays its employees and vendors on a weekly, monthly or bimonthly basis, while its customers pay for products on an average of 75 days after shipment, and therefore the Company has substantial needs for working capital. As of March 31, 1998, the Company had $380,034 of cash available for its cash needs, compared to cash overdraft of $(88,178) as of March 31, 1997.

         On May 6, 1996, the Company opened a revolving line of credit at Key Bank of New York. The line of credit is collateralized by inventory, receivables and other assets. As of March 31, 1998, the Company had $8,437,488 outstanding pursuant to such line of credit ($12,000,000 available, including $2,000,000 specifically for the future capital expenditures).

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

         The Company's research and development efforts are directed toward developing new products, improving existing products and refining its manufacturing processes. Such research and development costs amounted to approximately $47,000 for the quarter ended March 31, 1998 and approximately $25,000 for the quarter ended March 31, 1997. It is expected that the Company will spend approximately $150,000 on research and development during the 1998 year.


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

ITEM 6.  Exhibits; List and Reports on Form 8-K.


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




         (b)  Reports on Form 8-K

                  No current report on form 8-K was filed by the Company during the quarter ended March 31, 1998.






















                                 SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated May 15, 1998


PTI HOLDING INC.



By  /s/ Meredith Birrittella
    Meredith W. Birrittella,
    Chairman of the Board
    Chief Executive Officer (authorized signatory)





By /s/ Anthony Costanzo
   Anthony Costanzo
   Chief Financial Officer



                                         PTI HOLDING INC. AND SUBSIDIARIES

                                            CONSOLIDATED BALANCE SHEET
                                                    (Unaudited)

                                                  MARCH 31, 1998



ASSETS

Current assets:
   Cash                                                                                       $          380,034
   Accounts receivable, net of allowance for returns and doubtful collections of $208,500             11,489,538
   Inventories                                                                                        10,870,850
   Deferred tax asset                                                                                    171,780
   Prepaid expenses and other current assets                                                           1,954,995
                                                                                              -------------------

   Total current assets                                                                               24,867,197

Deferred tax asset                                                                                       182,280
Equipment and improvements, net of accumulated depreciation of $1,694,333                              2,695,629
Intangible assets, net of accumulated amortization of $706,559                                         4,220,847
                                                                                              -------------------

                                                                                              $       31,965,953
                                                                                              ===================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Loan payable, bank                                                                         $        8,437,488
   Accounts payable and accrued expenses                                                               5,889,578
   Income taxes payable                                                                                  586,798
                                                                                              -------------------

   Total current liabilities                                                                          14,913,864
                                                                                              -------------------


Commitments and contingent liabilities


Stockholders' equity:
   Common stock, $.01 par value; authorized 10,000,000 shares, issued and outstanding
      4,796,506 shares                                                                                    47,965
   Capital in excess of par                                                                           16,144,815
   Note receivable from exercise of common stock warrants                                                (58,322 )
   Retained earnings                                                                                     917,631
                                                                                              -------------------

   Total stockholders' equity                                                                         17,052,089
                                                                                              -------------------

                                                                                              $       31,965,953
                                                                                              ===================







                                         PTI HOLDING INC. AND SUBSIDIARIES

                                         CONSOLIDATED STATEMENT OF INCOME
                                                    (Unaudited)

                                    THREE MONTHS ENDED MARCH 31, 1998 AND 1997

                                                                             1998                    1997
                                                                      -------------------     -------------------

Net sales                                                             $       11,745,977      $        6,229,506

Cost of sales                                                                  8,054,509               3,937,393
                                                                      -------------------     -------------------

Gross profit                                                                   3,691,468               2,292,113

Selling, general and administrative expenses                                   2,381,616                 964,836
                                                                      -------------------     -------------------

Income from operations                                                         1,309,852               1,327,277

Interest expense, net of interest income                                          47,326                  14,380
                                                                      -------------------     -------------------

Income before income taxes                                                     1,262,526               1,312,897

Income taxes                                                                     530,261                 553,926
                                                                      -------------------     -------------------

Net income                                                            $          732,265      $          758,971
                                                                      ===================     ===================

Net income per share of common stock
   Basic                                                              $              .15      $              .22
   Diluted                                                                           .14                     .19


Weighted average shares outstanding
   Basic                                                                       4,796,506               3,494,797
   Diluted                                                                     5,279,497               4,054,506









                                             PTI HOLDING INC. AND SUBSIDIARIES

                                           CONSOLIDATED STATEMENT OF CASH FLOWS
                                                        (Unaudited)

                                        THREE MONTHS ENDED MARCH 31, 1998 AND 1997


                                                                                     1998                    1997
                                                                              --------------------    -------------------
Cash flows from operating activities:
   Net income                                                                 $           732,265     $          758,971
   Adjustments to reconcile net income to net cash (used in) operating activities:
         Provision for returns and doubtful collections                                   100,000                      -
         Depreciation                                                                     236,317                 90,807
         Amortization of intangible assets                                                 52,172                 36,535
         Deferred income tax benefit                                                      (56,537)               (80,500)

         (Increase) decrease in operating assets:
            Accounts receivable                                                        (6,362,367)            (1,123,060)
            Inventories                                                                (2,998,493)            (1,964,812)
            Prepaid expenses and other current assets                                       8,368                 21,800
         (Decrease) increase in operating liabilities:
            Accounts payable and accrued expenses                                       3,207,692              1,069,943
            Income taxes payable                                                          586,798               (415,574)
                                                                              --------------------    -------------------

   Net cash used in operating activities                                               (4,493,785)            (1,605,890)
                                                                              --------------------    -------------------

Cash flows from investing activities:
   Purchase of equipment and improvements                                              (1,258,309)              (289,660)
   Loan to stockholders                                                                  (862,260)              (200,463)
                                                                              --------------------    ------------------

   Net cash used in investing activities                                               (2,120,569)              (490,123)
                                                                              --------------------    -------------------


Cash flows from financing activities:
   Payments of other current liabilities                                                  (56,999)               (23,472)
   Proceeds from bank loan, net                                                         6,369,227              1,624,054
   Proceeds from issuance of common stock                                                       -                 45,375
                                                                              --------------------    -------------------

   Net cash provided by financing activities                                            6,312,228              1,645,957
                                                                              --------------------    -------------------

Net decrease in cash and cash equivalents                                                (302,126)              (450,056)

Cash and cash equivalents, beginning of period                                            682,160                361,878
                                                                              --------------------    -------------------


Cash and cash equivalents (overdraft), end of period                          $           380,034     $          (88,178)
                                                                              ====================    ===================

Supplemental disclosures:
   Interest paid                                                              $            77,886     $           28,890
   Income taxes paid                                                                            -              1,050,000


                       PTI HOLDING INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)






1.      Basis of presentation:

        The consolidated financial statements included herein have been prepared by the Company, without an audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1997 and filed with the Securities and Exchange Commission.

        In the opinion of the Company's management, these unaudited consolidated financial statements include all adjustments, consisting solely of normal recurring adjustments, necessary in order to present fairly the Company's consolidated financial position as of March 31, 1998 and the results of their operations and their cash flows for the three months ended March 31, 1998 and 1997. The results of operations for an interim period are not necessarily indicative of the results to be attained in any other fiscal period.


2.      Recently Issued Accounting Standards

        In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 ("SFAS 128"), "Earnings Per Share". This statement establishes new standards for computing and presenting earnings per share (EPS), replacing the presentation of formerly required primary EPS with a presentation of basic EPS. For entries with complex capital structures, the statement requires dual presentation of both basic EPS and diluted EPS on the face of the statement of operations. Under this new standard, basic EPS is computed based on weighted average shares outstanding and excludes any potential dilution. Diluted EPS reflects potential dilution from the exercise or conversion of securities into common stock or from other contracts to issue common stock. The Company adopted SFAS 128 for its financial statements issued for the year ended December 31, 1997. The Company restated its EPS data for the three months ended March 31, 1997 to conform to the provisions of SFAS 128.

        In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income", which establishes standards for reporting and display of comprehensive income and its components (revenue, expenses, gains, and losses) in a full set of general purpose financial statements. The Company adopted No. SFAS 130 in the first quarter 1998 which did not have a material impact on its financial statements.

        In June 1997, the FASB issued SFAS No. 131, "Disclosures about segments of an Enterprise and Related Information", which establishes standards for the way public business enterprises report information about operating segments in interim and annual financial statements. It also establishes standards for related disclosures about products and services, geographic areas and major customers. The Company will adopt SFAS No. 131 for the year ending December 31, 1998.



3.      Contingent liabilities:

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


4.      Subsequent event:

        On May 12, 1998, the Company acquired certain assets of the Comfees division of Magnivision, a subsidiary of American Greetings Corporation, for a purchase price of approximately $1,700,000. Comfees manufactures and distributes contact lense cases, liquid dispensers, medicine dispensers, finger splints and ear protectors, among other health and beauty care items. Comfees products are sold through several mass merchandisers, including K-Mart and Target.


5.      Related party transactions:

        At March 31, 1998, officers/directors owed the Company approximately $1,150,000. These loans bear interest at 6% per annum.

        For the period ended March 31, 1998, the Company recognized interest income of approximately $10,750 from loans to officers/directors.