Form 10QSB
period 1998-06-30
PTI HOLDING INC
filed 1998-08-13
CIK 885239

U.S. SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549


                                   Form 10-QSB



 X Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 (Fee required) for the quarterly period ended June 30, 1998.
         Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 (No fee required) For the transition period from to
Commission file number 1-11586


                                PTI HOLDING INC.
                 (Name of small business issuer in its charter)


              Delaware                                            13-3590980
---------------------------------                            -------------------
(State or jurisdiction                                         (I.R.S. Employer
of incorporation or organization)                            Identification No.)

c/o 15 East North Street, Dover, DE                                    19901
---------------------------------                            -------------------
(Address of principal executive offices)                            (Zip Code)

                                 (302) 678-0855
                 ----------------------------------------------
                (Issuer's Telephone Number, Including Area Code)



Securities registered under Section 12(b) of the Exchange Act:
Title of each class
----------------------
                                                         Name of each exchange
                                                         on which registered
                                                         -----------------------
Common Stock, par value
-----------------------                                  -----------------------
  $.01 per share                                         None
-----------------------                                  -----------------------
Securities registered under Section 12(g) of the Act:
Title of each class
-----------------------

Common Stock, par value
-----------------------
$.01 per share
-----------------------





         Check  whether the issuer:  (1) filed  reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days. Yes X No

         State the number of shares outstanding of each class of the issuer's classes of common equity, as of the latest practicable date. As of August 10, 1998, 4,796,506 shares of the issuer's common equity were outstanding.

ITEM 1.  Financial Statements.

                                                                      Page
                                                                      -----
Consolidated Balance Sheet as of June 30, 1998                         F-1

Consolidated Statements of Income for the three and six months
ended June 30, 1998 and 1997                                           F-2

Consolidated Statements of Cash Flows for the six months               F-3
ended June 30, 1998 and 1997

Notes to Consolidated Financial Statements                             F-4 to
                                                                       F-6


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

         On March 1, 1994, the Company acquired Foam-O-Rama, Inc. ("Foam") a New York corporation which is principally engaged in the business of the design, marketing and sale of bicycle helmets, by merging it with and into the company's wholly-owed operating subsidiary, Protective Technologies International Inc., a New York corporation ("PTI"). From and after March 2, 1994, Foam had no separate or independent existence, having been merged into PTI. PTI has since expanded its product line from bicycle helmets to include bicycles and bicycle accessories.

         On August 5, 1997, the Company expanded its line of protective products by acquiring Flents Products Co., Inc., (`Flents"), which is principally engaged in the business of manufacturing wax earplugs and the marketing and sale of earplugs and other safety and medical supplies, such as an eye drop delivery system, styptic devices, and air-filter masks. For purposes of financial accounting and income tax, the Merger was deemed to have occurred as of the opening of business on June 1, 1997.

         On May 12, 1998, Flents acquired certain assets of the Comfees division of Magnivision, a subsidiary of American Greetings Corporation, for a purchase price of approximately $1,700,000. Comfees manufactures and distributes contact lens cases, liquid dispensers, medicine dispensers, finger splints and ear protectors, among other health and beauty care items. Comfees products are sold through several mass merchandisers, including K-Mart and Target.

Results of Operations:
----------------------

 Three months ended June 30, 1998 Compared to Three months ended June 30, 1997
-------------------------------------------------------------------------------

         The Company's net sales were $19,397,234 during the quarter ended June 30, 1998, an increase of 95% from its net sales of $9,943,409 for the same period in 1997. The sales increase from 1997 to 1998 resulted predominantly from the following:

*Increased sales to existing customers through the addition of new helmet models *Increased market share at the expense of competitors.
*Increased sales in existing models due to growth in the overall helmet market. *Increased sales of the Company's bicycle and bicycle accessory products.
*The addition of new retail outlets for the Company's products.
*Introduction of new accessory product lines.
*The Company's license arrangements both with Hasbro, Inc., to manufacture and market helmets, bicycles and bicycle accessories under the PlayskoolTM brand name, and with Mattel, Inc. to manufacture and market helmets under the Barbie(TM) name.
*Net sales of its Flents subsidiary of $2,187,791, which was acquired June 1, 1997.

         The cost of sales for the quarter ended June 30, 1998 were $12,133,171 for PTI and $1,177,732 for Flents (resulting in a consolidated gross profit margin of 31%). The cost of sales for the quarter ended June 30, 1997 were $6,681,308 for PTI and $325,855 for Flents (resulting in a consolidated gross profit margin of 30%).

         Selling, general and administrative expenses for the quarter ended June 30, 1998 were $3,235,987 compared to selling, general and administrative expenses of $1,163,847 (not including the one-time non cash accounting charge) for the same period in 1997. SG&A as a percentage of sales were 17% and 12% for the quarters ended June 30, 1998 and 1997, respectively. The increased selling, general and administrative costs in 1998 was primarily due to the higher costs associated with the expansion of the helmet, bicycle and bicycle accessory, the acquisition of Flents, installation of new systems, and the higher costs for human resources.

         The Company had a net income of $1,516,244 for the quarter ended June 30, 1998 compared to the Company's net loss of $(2,811,506) for the same period in 1997. The net loss for the quarter ended June 30, 1997 included a one-time non cash accounting charge of $3,844,531 for the conversion of Series A Preferred Stock into Common Stock by the Directors of the Company. Without the charge net income for the quarter ended June 30, 1997 would have been $1,033,025.


    Six months ended June 30, 1998 Compared to Six months ended June 30, 1997
--------------------------------------------------------------------------------

         The Company's net sales were $31,143,211 during the six months ended June 30, 1998, an increase of 93% from its net sales of $16,172,915 for the same period in 1997. The sales increase from 1997 to 1998 resulted predominantly from the following:

*Increased sales to existing customers through the addition of new helmet models.
*Increased market share at the expense of competitors.
*Increased sales in existing models due to growth in the overall helmet market. *Increased sales of the Company's bicycle and bicycle accessory products.
*The addition of new retail outlets for the Company's products.
*Introduction of new accessory product lines.
*The Company's license arrangements both with Hasbro, Inc., to manufacture and market helmets, bicycles and bicycle accessories under the PlayskoolTM brand name, and with Mattel, Inc. to manufacture and market helmets under the Barbie(TM) name.
*Net sales of its Flents subsidiary of $4,043,904, which was acquired June1,1997

         The cost of sales for the six months ended June 30, 1998 were $19,217,430 for PTI and $2,147,982 for Flents (resulting in a consolidated gross profit margin of 31%). The cost of sales for the quarter ended June 30, 1997 were $10,618,701 for PTI and $325,855 for Flents (resulting in a consolidated gross profit margin of 32%).

         Selling, general and administrative expenses for the six months ended June 30, 1998 were $5,617,603 compared to selling, general and administrative expenses of $2,128,683 (not including the one-time non cash accounting charge) for the same period in 1997. SG&A as a percentage of sales were 18% and 13% for the six months ended June 30, 1998 and 1997, respectively. The increased selling, general and administrative costs in 1998 was primarily due to the higher costs associated with the expansion of the helmet, bicycle and bicycle accessory business, the acquisition of Flents, installation of new systems, and the higher costs for human resources.

         The Company had a net income of $2,248,509 for the six months ended June 30, 1998 compared to the Company's net loss of $(2,052,535) for the same period in 1997. The net loss for the six months ended June 30, 1997 included a one-time non cash accounting charge of $3,844,531 for the conversion of Series A Preferred Stock into Common Stock by the Directors of the Company. Without the charge net income for the six months ended June 30, 1997 would have been $1,791,996.


Capital Resources
-----------------

         The Company has satisfied its capital requirements through the proceeds of its initial public offering of securities, which resulted in net proceeds of approximately $3,800,000, through the proceeds of a Regulation "S" private placement in November 1994, which resulted in gross proceeds of approximately $750,000, through the exercise of certain outstanding options held by employees and consultants of the Company, which resulted in net proceeds of approximately $400,000, through internal cash flow, through PTI's opening of a revolving line of credit in May, 1996 and through the exercise of public warrants in 1997, which resulted in gross proceeds of approximately $3,000,000.

         The Company's working capital at June 30, 1998 was $9,821,708 as compared to $6,713,029 at June 30, 1997.

         The cash flows of the Company have fluctuated due to capital spending, working capital requirements, and bank loans. The Company expects that cash flows in the near future will be primarily determined by the levels of net income, working capital requirements, and financings, if any, undertaken by the Company. Net cash (decreased) increased by $(395,987) and $589,358 in the six-months ended June 30, 1998 and 1997, respectively.

         Net cash used in operating activities was $9,764,361 and $2,189,421 in the six-months ended June 30, 1998 and 1997, respectively. Net income (loss) was $2,248,509 and $(2,052,535) for the same periods, respectively.

         Net cash used in investing activities was $4,393,351 and $196,137 in the six-months ended June 30, 1998 and 1997, respectively. Net cash used in investing activities pertains to capital expenditures in these periods, primarily for computer systems and manufacturing equipment, and for the payment as consideration for the purchase of the acquired product line.

         Net cash provided by financing activities was $13,761,725 and $ 2,974,916 in the six-months ended June 30, 1998 and 1997, respectively. Cash flows from financing activities were primarily affected by the net bank loans of $13,761,723 and $2,931,574 in these periods, respectively.

         The Company pays its employees and vendors on a weekly, monthly or bimonthly basis, while its customers pay for products on an average of 75 days after shipment, and therefore the Company has substantial needs for working capital.

         On May 6, 1996, the Company opened a revolving line of credit at Key Bank of New York. The line of credit is collateralized by inventory, receivables and other assets. As of June 30, 1998, the Company had $15,829,986 outstanding pursuant to such line of credit ($20,000,000 available, including $2,000,000 specifically for the future capital expenditures).

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

       The Company's research and development efforts are directed toward developing new products, improving existing products and refining its manufacturing processes. Such research and development costs amounted to approximately $66,000 for the six months ended June 30, 1998 and approximately $69,000 for the six months ended June 30, 1997. It is expected that the Company will spend approximately $150,000 on research and development during the 1998 year.


Year 2000 Compliance
--------------------

         The Company has recently finalized its installation of the SAP R/3 accounting system, which is year 2000 compliant. The Company does not anticipate any material additional costs with regard to its year 2000 compliance.

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


4.4 Form of Underwriters' Warrant, incorporated by reference to the like numbered exhibit in the Registrant's Registration Statement on Form SB-2 under the Securities Act of 1933, as amended, File No. 33-53466

10.2 Form of Stock Option granted to employees, independent contractors and consultants, incorporated by reference to exhibit number 10.14 in the Registrant's Registration Statement on Form SB-2 under the Securities Act of 1933, as amended, File No. 33-53466

10.3 Agreement and Plan of Merger dated February 14, 1994 among Protective Technologies International Inc., Foam-O-Rama, Inc., Ellen Schaeffer and Lori Hillsberg, as amended, incorporated by reference to exhibit number 2 in the Registrant's Current Report on Form 8-K dated March 16, 1994 under the Securities Exchange Act of 1934, as amended

10.4 Noncompetition   Agreement   dated   March  1,  1994   between   Protective
     Technologies International Inc. and Ellen Schaeffer and Lori Hillsberg, incorporated by reference to exhibit number 99.1 in the Registrant's Current Report on Form 8-K dated March 16, 1994 under the Securities Exchange Act of 1934, as amended

10.5 Noncompetition Agreement dated March 1, 1994 between Protective Technologies International Inc. and Warren Schaeffer and Alan Hillsberg, incorporated by reference to exhibit number 99.2 in the Registrant's Current Report on Form 8-K dated March 16, 1994 under the Securities Exchange Act of 1934, as amended

10.6 Form of Promissory Note memorializing loans from directors and officers as authorized by the Board of Directors on March 13, 1996, incorporated by reference to exhibit number 10.21 in the Registrant's Annual Report on Form 10-KSB for the period ended December 31, 1995, under the Securities Exchange Act of 1934, as amended

10.7 Guarantee   from  Warren   Schaeffer  and  Alan   Hillsberg  to  Protective
     Technologies International Inc., incorporated by reference to exhibit number 10.21 in the Registrant's Quarterly Report on Form 10-QSB for the period ended September 30, 1995, under the Securities Exchange Act of 1934, as amended

10.8 Exclusive License and Purchase Guarantee Agreement, dated July 19, 1994 between Toy Biz, Inc. and the Registrant, incorporated by reference to exhibit number 10.22 in the Registrant's Quarterly Report on Form 10-QSB for the period ended September 30, 1995, under the Securities Exchange Act of 1934, as amended

10.10Line of Credit  Agreement  (Asset  Based),  dated May 6, 1996,  between Key
     Bank of New York, Protective Technologies International Inc., PTI Holding Inc. and Protective Technologies of America Inc., and collateral loan documents thereto, incorporated by reference to exhibit number 10.25 in the Registrant's Quarterly Report on Form 10-QSB dated March 31, 1996, under the Securities Exchange Act of 1934, as amended

10.13Merger Agreement and plan of  Reorganization  dated July 25, 1997 among PTI
     Holding Inc. and Flents Products Co., Inc., as amended, incorporated by reference to exhibit numbers 1 and 2 in the Registrant's Current Report on Form 8-K date August 20, 1997 under the Securities Exchange Act of 1934, as amended.




         (b)  Reports on Form 8-K

                No current report on form 8-K was filed by the Company during the quarter ended June 30, 1998.

                                SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated August 10, 1998


PTI HOLDING INC.



By  /s/ Meredith Birrittella
    ----------------------------
    Meredith W. Birrittella,
    Chairman of the Board
    Chief Executive Officer (authorized signatory)





By /s/ Anthony Costanzo
   -----------------------------
   Anthony Costanzo
   Chief Financial Officer

                                   PTI HOLDING INC. & SUBSIDIARIES
                                     CONSOLIDATED BALANCE SHEET
                                             (Unaudited)

                                            June 30, 1998


ASSETS

Current assets:
     Cash and cash equivalents                                                                                   $ 286,173
     Accounts receivable, net of allowance for returns and doubtful collections of $325,500                     15,561,027
     Inventories                                                                                                14,380,906
     Deferred tax asset, net                                                                                       151,620
     Prepaid expenses and other current assets                                                                   1,535,339
                                                                                                           ----------------
     Total current assets                                                                                       31,915,065

Deferred tax asset, net                                                                                            192,780
Equipment and improvements, net of accumulated depreciation of $1,618,255                                        3,174,841
Intangible assets, net of accumulated amortization of $770,369                                                   5,379,004
                                                                                                         ------------------
                                                                                                              $ 40,661,690
                                                                                                         ==================


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Loan payable, bank                                                                                       $ 15,829,986
     Accounts payable and accrued expenses                                                                       5,673,026
     Other current liabilities                                                                                     590,345
                                                                                                          -----------------
     Total current liabilities                                                                                  22,093,357

Commitments and contingencies

Stockholders' equity:
     Common stock, $.01 par value; authorized 10,000,000 shares, issued and outstanding
          4,796,506 shares                                                                                          47,965
     Note receivable from exercise of stock warrants                                                               (58,322)
     Capital in excess of par                                                                                   16,144,815
     Retained earnings                                                                                           2,433,875

     Total stockholders' equity                                                                                 18,568,333
                                                                                                         ------------------
                                                                                                              $ 40,661,690
                                                                                                         ==================


                        PTI HOLDING INC. AND SUBSIDIARIES
                   CONSOLIDATED FINANCIAL STATEMENTS OF INCOME
                                   (Unaudited)

                 THREE & SIX MONTHS ENDED JUNE 30, 1998 AND 1997




                                                    For the Three Months ended June 30,           For the Six Months ended June 30,
                                                   ------------------------------------          ----------------------------------
                                                        1998                  1997                    1998                 1997
                                                    -----------             ----------            -----------          -------------
Net sales                                            19,397,234             9,943,409             31,143,211            16,172,915

Cost of sales                                        13,310,903             7,007,163             21,365,412            10,944,556
                                                    ------------            ----------            ------------         -------------
Gross profit                                          6,086,331             2,936,246              9,777,799             5,228,359
                                                    ------------           -----------            ------------         -------------

Selling, general and administrative expenses:
     SG&A - before stock based compensation           3,235,987             1,163,847              5,617,603             2,128,683
     Stock-based compensation expense                         -             3,844,531                      -             3,844,531
                                                    -----------            -----------             -----------          ------------
                                                      3,235,987             5,008,378              5,617,603             5,973,214
                                                    -----------            -----------             -----------          ------------

Income (loss) from operations                         2,850,344            (2,072,132)             4,160,196              (744,855)

Interest expense, net of interest income                227,714                71,303                275,040                85,683
                                                    -----------            -----------             -----------          -----------

Income (loss) before income taxes                     2,622,630            (2,143,435)             3,885,156              (830,538)

Income taxes                                          1,106,386               668,071              1,636,647             1,221,997
                                                    -----------            -----------             ------------         -----------

Net income (loss)                                   $ 1,516,244            (2,811,506)           $ 2,248,509            (2,052,535)
                                                    ==============        ==============         =============       ===============
Net income (loss) per share of common stock
   Basic                                                 $ 0.32               $ (0.78)                $ 0.47               $ (0.58)
   Diluted                                               $ 0.30               $ (0.78)                $ 0.44               $ (0.58)

Weighted  average shares outstanding
   Basic                                              4,796,506             3,616,523              4,796,506             3,555,996
   Diluted                                            5,106,439             3,616,523              5,140,654             3,555,996


                     PTI HOLDING INC. & SUBSIDIARIES
                  CONSOLIDATED STATEMENT OF CASH FLOWS
                               (Unaudited)

                 SIX MONTHS ENDED JUNE 30, 1998 AND 1997


                                                                                  1998                  1997
                                                                             --------------          ------------
Cash flows from operating activities:
     Net income (loss)                                                          $ 2,248,509          $ (2,052,535)
     Adjustments to reconcile net income (loss) to net cash used in operating activities:
     Provision for returns and doubtful accounts                                    217,000                     -
     Depreciation and amortization                                                  611,240               294,121
     Amortization of intangible assets                                              115,982                77,982
     Deferred income tax (benefit)                                                  (46,877)               (7,400)
     Stock-based compensation                                                             -             3,844,531
     (Increase) decrease in operating assets:
          Accounts receivable                                                   (10,550,856)           (2,311,445)
          Inventories                                                            (6,222,978)           (1,655,855)
          Prepaid expenses and other current assets                                 339,133               103,989
     Increase (decrease) in operating liabilities:
         Accounts payable and accrued expenses                                    2,991,140               452,744
         Other current liabilities                                                  533,346              (935,553)
                                                                             ---------------          -------------
     Net cash used in operating activities                                       (9,764,361)           (2,189,421)
                                                                             ---------------          -------------


Cash flows from investing activities:
     Cash payments as consideration for purchase of acquired product line        (1,703,809)                    -
     Cash acquired in business combination, net of partial payments of
         acquistionncosts acquisition costs, net of cash acquired                         -                711,969
     Loan to stockholders                                                          (773,369)              (417,220)
     Purchase of equipment and improvements                                      (1,916,173)              (490,886)
                                                                             ---------------           -------------
     Net cash (used in) provided by investing activities                         (4,393,351)              (196,137)
                                                                             ---------------           -------------
Cash flows from financing activities:
     Payments of other current liabilities                                                -                (21,832)
     Proceeds from issuance of common stock                                               -                 65,174
     Proceeds from bank loan, net                                                13,761,725              2,931,574
                                                                             ---------------           -------------
    Net cash provided by financing activities                                    13,761,725              2,974,916
                                                                             ---------------           -------------

Net increase (decrease) in cash and cash equivalents                               (395,987)               589,358

Cash and cash equivalents, beginning of year                                        682,160                361,878

                                                                             ---------------        ---------------
Cash and cash equivalents, end of year                                            $ 286,173              $ 951,236
                                                                             ===============        ===============
Supplemental disclosures:
     Interest paid                                                                $ 331,412              $ 124,377
     Income taxes paid                                                              441,000              2,165,000

Non-cash investing and financing activities:
    Common stock issued as partial consideration for the purchase of
         the acquired company                                                             -              2,701,650
     Cash consideration and acquisition costs payable for the purchase
         of the aquired company                                                           -              2,447,258
     Conversion of preferred stock                                                        -                  2,500

  The accompanying notes are an integral part of these consolidated financial statements.

                                                         F-3

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

        In the opinion of the Company's management, these unaudited consolidated financial statements include all adjustments, consisting solely of normal recurring adjustments, necessary in order to present fairly the Company's consolidated financial position as of June 30, 1998 and the results of their operations and their cash flows for the three and six months ended June 30, 1998 and 1997. The results of operations for an interim period are not necessarily indicative of the results to be attained in any other fiscal period.


2.      Summary of significant accounting policies:

        Earnings per share:

        In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 128 ("SFAS 128"), "Earnings Per Share". This statement establishes new standards for computing and presenting earnings per share (EPS), replacing the presentation of formerly required primary EPS with a presentation of basic EPS. For entities with complex capital structures, the statement requires dual presentation of both basic EPS and diluted EPS on the face of the statement of operations. Under this new standard, basic EPS is computed based on weighted average shares outstanding and excludes any potential dilution. Diluted EPS reflects potential dilution from the exercise or conversion of securities into common stock or from other contracts to issue common stock. The Company adopted SFAS 128 for its financial statements issued for the year ended December 31, 1997. The Company restated its EPS data for the three and six months ended June 30, 1997 to conform to the provisions of SFAS 128.

        A reconciliation between the numerators and denominators of the basic and diluted EPS computation for net income (loss) is as follows:


                               Six months ended June 30, 1998              Six months ended June 30, 1997
                             ------------------------------------       -----------------------------------
                                                       Per share                                   Per share
                           Net Income      Shares      amounts         Net (loss)      Shares       amounts
                         -------------   ---------   ------------    ------------   ----------    -----------

Basic EPS                   $ 2,248,509    4,796,506         $ 0.47     $(2,052,535)   3,555,996         $ (0.58)
                                                          ===========                                 ============
Dilutive stock options
& warrants                                   344,148                                           -
                                         -----------                                  ----------

Diluted EPS                 $ 2,248,509    5,140,654         $ 0.44     $(2,052,535)   3,555,996         $ (0.58)
                            ============  ============    ===========   ============= ============    ============


        The potentially diluted shares that were not included in the computation of diluted earnings per share because to do so would be antidultive consist of stock options and warrants as follows:



                                                  Options/Warrants
                                            ------------------------------
          Six months ended June 30, 1998                  -
          Six months ended June 30, 1997              1,117,067

        Reclassification:

        For the comparability, certain 1997 amounts have been reclassified where appropriate to conform the financial statement presentation used in 1998.


        Recently Issued Accounting Standards

        In June 1997, the FASB issued Statement of Financial Accounting Standards No. 130 ("SFAS 130"), "Reporting Comprehensive Income", which establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains, and losses) in a full set of general purpose financial statements. The Company adopted No. SFAS 130 in the first quarter 1998, which did not have a material impact on its financial statements.

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

        In June 1998 the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". The Statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The Statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting.

        Statement 133 is effective for fiscal years beginning after June 15, 1999. A company may also implement the Statement as of the beginning of any fiscal quarter after issuance (that is, fiscal quarters beginning June 16, 1998 and thereafter). Statement 133 cannot be applied retroactively. Statement 133 must be applied to (a) derivative instruments and (b) certain derivative instruments embedded in hybrid contracts that were issued, acquired, or substantively modified after December 31, 1997 (and, at the company's election, before January 1,
        1998).

        The adoption of SFAS 133 will not have a material impact on the financial statements.


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


4.      New product line:

        On May 12, 1998, the Company acquired certain assets of the Comfees division of Magnivision, a subsidiary of American Greetings Corporation, for a purchase price of approximately $1,700,000. Comfees manufactures and distributes contact lens cases, liquid dispensers, medicine dispensers, finger splints and ear protectors, among other health and beauty care items. Comfees products are sold through several mass merchandisers, including K-Mart and Target. The fair market value of the assets acquired was $481,842.

5.      Related party transactions:

        At June 30, 1998, officers/directors owed the Company approximately $1,061,000. These loans bear interest at 6% per annum.

        For the six months ended June 30, 1998, the Company recognized interest income of approximately $26,300 from loans to officers/directors.


6.      Line of credit:

        On May 6, 1996, the Company established a revolving line of credit at Key Bank of New York. The line of credit is collateralized by inventory, receivables and other assets. During June 1998, the availability on the line of credit increased from $7,000,000 to $20,000,000 (including $2,000,000 specifically for the future capital expenditures). As of June 30, 1998, the Company had $15,829,986 outstanding pursuant to such line of credit.