Form 10QSB
period 1998-09-30
PTI HOLDING INC
filed 1998-11-16
CIK 885239

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   Form 10-QSB



 X       Quarterly report under Section 13 or 15(d) of the Securities  Exchange
----     Act of 1934 (Fee  required) for the quarterly  period ended  September
         30, 1998.
---- Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 (No fee required) For the transition period from to

Commission file number 1-11586


                                PTI HOLDING INC.
                         -----------------------------
                 (Name of small business issuer in its charter)


              Delaware                                        13-3590980
            -----------                                     ----------------
(State or jurisdiction                                     (I.R.S. Employer
of incorporation or organization)                          Identification No.)

c/o 15 East North Street, Dover, DE                             19901
---------------------------------------                     ----------------
(Address of principal executive offices)                     (Zip Code)

                                 (302) 678-0855
                    --------------------------------------
                (Issuer's Telephone Number, Including Area Code)



Securities registered under Section 12(b) of the Exchange Act:
Title of each class
---------------------                                      Name of each exchange
                                                           on which registered
Common Stock, par value                                    ---------------------
  $.01 per share                                           None
-----------------------                                    ---------------------
Securities registered under Section 12(g) of the Act:
Title of each class
-----------------------
Common Stock, par value
$.01 per share
-----------------------



         Check  whether the issuer:  (1) filed  reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days. Yes X No

         State the number of shares outstanding of each class of the issuer's classes of common equity, as of the latest practicable date. As of November 11, 1998, 4,951,352 shares of the issuer's common equity were outstanding.

ITEM 1.  Financial Statements.


                                                                           Page
                                                                          ------

Consolidated Balance Sheet as of September 30, 1998                        F-1

Consolidated Statements of Operations for the three and nine months
ended September 30, 1998 and 1997                                          F-2

Consolidated Statements of Cash Flows for the nine
months ended September 30, 1998 and 1997                                   F-3


Notes to Consolidated Financial Statements                               F-4-F-6


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

Results of Operations:
----------------------

      Three months ended September 30, 1998 Compared to Three months ended
                               September 30, 1997


         The Company's net sales were $12,917,533 during the quarter ended September 30, 1998, an increase of 52% from its net sales of $8,502,729 for the same period in 1997. The sales increase from 1997 to 1998 resulted predominantly from the following:

Increased sales to existing customers through the addition of new helmet models. Increased market share at the expense of competitors.
Increased sales in existing models due to growth in the overall helmet market. Increased sales of the Company's bicycle and bicycle accessory products.
The  addition of new retail outlets for the Company's products.
Introduction of new accessory product lines.
The Company's license arrangements both with Hasbro, Inc., to manufacture and market helmets, bicycles and bicycle accessories under the PlayskoolTM brand name, and with Mattel, Inc. to manufacture and market helmets under the Barbie(TM) name.
Net sales  of  its  Flents  subsidiary  of  $2,610,883, for  the  quarter  ended
   September 30, 1998 as compared to sales of $1,688,263 for the period in 1997.

         The cost of sales for the quarter ended September 30, 1998 were $8,164,560 for PTI and $1,371,424 for Flents (resulting in a consolidated gross profit margin of 26%). The cost of sales for the quarter ended September 30, 1997 were $4,879,419 for PTI and $908,590 for Flents (resulting in a consolidated gross profit margin of 32%). The decrease in the gross profit margin was primarily due to a change in the mix of product sales. We experienced an increase in sales of products that generally have lower gross profit margins.

         Selling, general and administrative expenses for the quarter ended September 30, 1998 were $2,784,640 compared to selling, general and administrative expenses of $1,614,017 for the same period in 1997. SG&A as a percentage of sales were 22% and 19% for the quarters ended September 30, 1998 and 1997, respectively. The increased selling, general and administrative costs in 1998 was primarily due to the higher costs associated with the expansion of the helmet, bicycle and bicycle accessory, the acquisition of Flents, installation of new systems, and the higher costs for human resources.

         The Company had a net income of $100,689 for the quarter ended September 30, 1998 compared to the Company's net income of $624,663 for the same period in 1997.


       Nine months ended September 30, 1998 Compared to Nine months ended
                               September 30, 1997


         The Company's net sales were $44,060,744 during the nine months ended September 30, 1998, an increase of 79% from its net sales of $24,675,644 for the same period in 1997. The sales increase from 1997 to 1998 resulted predominantly from the following:

Increased sales to existing customers through the addition of new helmet models. Increased market share at the expense of competitors.
Increased sales in existing models due to growth in the overall helmet market. Increased sales of the Company's bicycle and bicycle accessory products.
The addition of new retail outlets for the Company's products.
Introduction of new accessory product lines.
The Company's license arrangements both with Hasbro, Inc., to manufacture and market helmets, bicycles and bicycle accessories under the PlayskoolTM brand name, and with Mattel, Inc. to manufacture and market helmets under the Barbie(TM) name.
Net sales of its  Flents  subsidiary  of $6,654,788,for  the nine  months  ended
   September 30,1998, as compared to sales of $2,226,952 for the period June 1, 1997 through September 30,1997. Flents was acquired on June 1, 1997.

         The cost of sales for the nine months ended September 30, 1998 were $27,381,990 for PTI and $3,519,406 for Flents (resulting in a consolidated gross profit margin of 30%). The cost of sales for the nine months ended September 30, 1997 were $15,498,130 for PTI and $1,234,445 for Flents (resulting in a consolidated gross profit margin of 32%). The decrease in the gross profit margin was primarily due to a change in the mix of product sales. We experienced an increase in sales of products that generally have lower gross profit margins.

         Selling, general and administrative expenses for the nine months ended September 30, 1998 were $8,402,243 compared to selling, general and administrative expenses of $3,742,700 (not including the one-time non cash accounting charge) for the same period in 1997. SG&A as a percentage of sales were 19% and 15% for the nine months ended September 30, 1998 and 1997, respectively. The increased selling, general and administrative costs in 1998 was primarily due to the higher costs associated with the expansion of the helmet, bicycle and bicycle accessory business, the acquisition of Flents, installation of new systems, and the higher costs for human resources.

         The Company had a net income of $2,349,198 for the nine months ended September 30, 1998 compared to the Company's net loss of $(1,427,882 ) for the same period in 1997. The net loss for the nine months ended September 30, 1997 included a one-time non cash accounting charge of $3,844,531 for the conversion of Series A Preferred Stock into Common Stock by the Directors of the Company. Without the charge net income for the nine months ended September 30, 1997 would have been $2,416,649.


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

         On May 6, 1996, the Company opened a revolving line of credit at Key Bank of New York. The line of credit is collateralized by inventory, receivables and other assets. As of September 30, 1998, the Company had $17,916,338 outstanding pursuant to such line of credit ($20,000,000 available, including $2,000,000 specifically for the future capital expenditures).

         The Company's working capital at September 30, 1998 was $9,952,789 as compared to $10,192,577 at September 30, 1997.

         The cash flows of the Company have fluctuated due to capital spending, working capital requirements, and bank loans. The Company expects that cash flows in the near future will be primarily determined by the levels of net income, working capital requirements, and financings, if any, undertaken by the Company. Net cash increased by $112,100 and $368,227 in the nine-months ended September 30, 1998 and 1997, respectively.

         Net cash used in operating activities was $10,776,445 and $2,244,050 in the nine-months ended September 30, 1998 and 1997, respectively. Net income
(loss) was $2,349,198 and $(1,427,882) for the same periods, respectively.

         Net cash used in investing activities was $5,084,533 and $2,620,885 in the nine-months ended September 30, 1998 and 1997, respectively. Net cash used in investing activities pertains to capital expenditures in these periods, primarily for computer systems and manufacturing equipment, and for the payment as consideration for the purchase of the acquired product line.

         Net cash provided by financing activities was $15,973,078 and $ 5,233,162 in the nine-months ended September 30, 1998 and 1997, respectively. Cash flows from financing activities were primarily affected by the net bank loans of $15,848,077 and $2,131,501 in these periods, respectively.

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

         The Company's research and development efforts are directed toward developing new products, improving existing products and refining its manufacturing processes. Such research and development costs amounted to approximately $130,000 for the nine months ended September 30, 1998 and approximately $73,000 for the nine months ended September 30, 1997. It is expected that the Company will spend approximately $150,000 on research and development during the 1998 year.


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



         (b)  Reports on Form 8-K

                  No current report on form 8-K was filed by the Company during the quarter ended September 30, 1998.















                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated November 13, 1998


PTI HOLDING INC.



By  /s/ Meredith Birrittella
    Meredith W. Birrittella,
    Chairman of the Board
    Chief Executive Officer (authorized signatory)





By /s/ Anthony Costanzo
   Anthony Costanzo
   Chief Financial Officer




                         PTI HOLDING INC. & SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)
                               September 30, 1998


ASSETS

Current assets:

 Cash and cash equivalents                                                                                        $ 794,260
 Accounts receivable, net of allowance for returns and doubtful collections of $457,574                          12,005,194
 Inventories                                                                                                     21,173,618
 Deferred tax asset, net                                                                                            284,340
 Prepaid expenses and other current assets                                                                        3,232,752
                                                                                                                -----------

    Total current assets                                                                                         37,490,164

Deferred tax asset, net                                                                                             207,690

Equipment and improvements, net of accumulated depreciation of $2,022,068                                         3,312,531
Intangible assets, net of accumulated amortization of $828,361                                                    5,321,013

                                                                                                        --------------------
                                                                                                               $ 46,331,398
                                                                                                        ====================


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Loan payable, bank                                                                                        $ 17,916,338
     Accounts payable and accrued expenses                                                                        8,810,150
     Other current liabilities                                                                                      810,887
                                                                                                        --------------------

     Total current liabilities                                                                                   27,537,375
                                                                                                        --------------------

Commitments and contingencies

Stockholders' equity:
     Common stock, $.01 par value; authorized 10,000,000 shares, issued and outstanding
          4,951,352 shares                                                                                           49,514
     Note receivable from exercise of stock warrants                                                                (58,322)
     Capital in excess of par                                                                                    16,268,267
     Retained earnings                                                                                            2,534,564
                                                                                                        --------------------

     Total stockholders' equity                                                                                  18,794,023
                                                                                                        --------------------


                                                                                                               $ 46,331,398
                                                                                                       ====================


                        PTI HOLDING INC. AND SUBSIDIARIES
                 CONSOLIDATED FINANCIAL STATEMENTS OF OPERATIONS
                                   (Unaudited)

              THREE & NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997


                                                         For the Three Months ended                 For the Nine Months ended
                                                                 September 30,                               September 30,
                                                       -------------------------------             -------------------------------
                                                            1998               1997                     1998               1997
                                                       ------------        -----------             ------------       ------------

Net sales                                              $ 12,917,533        $ 8,502,729             $ 44,060,744       $ 24,675,644

Cost of sales                                             9,535,984          5,788,009               30,901,396         16,732,575
                                                       ------------        -----------             ------------       ------------
Gross profit                                              3,381,549          2,714,720               13,159,348          7,943,069

Selling, general and administrative expenses:
     SG&A - before stock based compensation               2,784,640          1,614,017                8,402,243          3,742,700
     Stock-based compensation expense                           -                  -                        -            3,844,531
                                                       ------------        -----------             ------------       ------------
                                                          2,784,640          1,614,017                8,402,243          7,587,231
                                                       ------------        -----------             ------------       ------------

Income from operations                                      596,909          1,100,703                4,757,105            355,838

Interest expense, net of interest income                    423,309             55,271                  698,349            140,954
                                                       ------------        -----------             ------------       ------------

Income before income taxes                                  173,600          1,045,432                4,058,756            214,884

Income taxes                                                 72,911            420,769                1,709,558          1,642,766
                                                       ------------        -----------             ------------       ------------

Net income (loss)                                         $ 100,689          $ 624,663              $ 2,349,198       $ (1,427,882)
                                                       ============        ===========             ============       =============





Net income (loss) per share of common stock
   Basic                                                     $ 0.02             $ 0.13                   $ 0.49            $ (0.34)
   Diluted                                                   $ 0.02             $ 0.13                   $ 0.46            $ (0.34)

Weighted  average shares outstanding
   Basic                                                  4,862,499          4,650,601                4,818,745          4,252,201
   Diluted                                                5,118,380          4,869,539                5,140,356          4,252,201



                         PTI HOLDING INC. & SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (Unaudited)

                  NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                                                                          1998                  1997
                                                                                      ----------           ------------
Cash flows from operating activities:
      Net income (loss)                                                               $ 2,349,198          $ (1,427,882)
      Adjustments to reconcile net income (loss) to net cash used in operating activities:
      Provision for returns and doubtful accounts                                         349,074                     -
      Depreciation and amortization                                                     1,015,053               370,334
      Amortization of intangible assets                                                   173,974               109,604
      Deferred income tax (benefit)                                                      (194,507)              (92,277)
      Stock-based compensation                                                                  -             3,844,531
      (Increase) decrease in operating assets:
          Accounts receivable                                                          (7,127,097)           (1,732,667)
          Inventories                                                                 (13,015,690)           (4,377,532)
          Prepaid expenses and other current assets                                    (1,208,601)             (205,846)
      Increase (decrease) in operating liabilities:
         Accounts payable and accrued expenses                                          6,128,263             2,244,598
         Other current liabilities                                                        753,888              (976,913)
                                                                                     -------------          ------------

      Net cash used in operating activities                                           (10,776,445)           (2,244,050)
                                                                                     -------------          ------------

Cash flows from investing activities:
      Cash payments as consideration for purchase of acquired product line             (1,703,809)           (1,855,289)
      Loan to stockholders                                                               (923,048)              (23,583)
      Purchase of equipment and improvements                                           (2,457,676)             (742,013)
                                                                                     -------------          ------------

      Net cash (used in) investing activities                                          (5,084,533)           (2,620,885)
                                                                                     -------------          ------------

Cash flows from financing activities:
      Proceeds from issuance of common stock                                              125,001             3,101,661
      Proceeds from bank loan, net                                                     15,848,077             2,131,501
                                                                                     ------------           -----------

      Net cash provided by financing activities                                        15,973,078             5,233,162
                                                                                     ------------           -----------

Net increase in cash and cash equivalents                                                 112,100               368,227

Cash and cash equivalents, beginning of year                                              682,160               361,878
                                                                                     ------------           -----------

Cash and cash equivalents, end of year                                                  $ 794,260             $ 730,105
                                                                                     ============           ===========

Supplemental disclosures:
      Interest paid                                                                     $ 742,860             $ 209,977
      Income taxes paid                                                                 1,784,500             2,740,004

Non-cash investing and financing activities:
      Common stock issued as partial consideration for the purchase of
         the acquired company                                                                   -             2,701,650
      Conversion of preferred stock                                                             -                 2,500



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

        In the opinion of the Company's management, these unaudited consolidated financial statements include all adjustments, consisting solely of normal recurring adjustments, necessary in order to present fairly the Company's consolidated financial position as of September 30, 1998 and the results of their operations and their cash flows for the three and nine months ended September 30, 1998 and 1997. The results of operations for an interim period are not necessarily indicative of the results to be attained in any other fiscal period.


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

        A reconciliation between the numerators and denominators of the basic and diluted EPS computation for net income (loss) is as follows:


                            Nine months ended September 30, 1998          Nine months ended September 30, 1997
                            ------------------------------------          ------------------------------------
                                                       Per share                                     Per share
                           Net Income      Shares       amounts          Net (loss)      Shares       amounts
                           ----------      ------      ---------         ----------      ------      ---------

Basic EPS                 $ 2,349,198     4,818,745       $ 0.49       $(1,427,882)     4,252,201      $ (0.34)
                                                       =========                                     ==========
Dilutive stock options
& warrants                                  321,611                                           -
                                         ----------                                     ---------

Diluted EPS               $ 2,349,198     5,140,356       $ 0.46       $(1,427,882)     4,252,201      $ (0.34)
                         ============    ==========    =========      =============    ==========    ==========


The potentially diluted shares that were not included in the computation of diluted earnings per share because to do so would be antidultive consist of stock options and warrants as follows:
                                                       Options/Warrants
                                                  -------------------------
Nine months ended September 30, 1998                          -
Nine months ended September 30, 1997                       467,906






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


5.      Related party transactions:

        At September 30, 1998, officers/directors owed the Company approximately $1,255,000. These loans bear interest at 6% per annum.

        For the nine months ended  September  30, 1998,  the Company  recognized
        interest    income   of    approximately    $43,700    from   loans   to
        officers/directors.


6.      Line of credit:

        On May 6, 1996, the Company established a revolving line of credit at Key Bank of New York. The line of credit is collateralized by inventory, receivables and other assets. During September 1998, the availability on the line of credit increased from $7,000,000 to $20,000,000 (including $2,000,000 specifically for the future capital expenditures). As of September 30, 1998, the Company had $17,916,338 outstanding pursuant to such line of credit.