Form 10KSB
period 1998-12-31
PTI HOLDING INC
filed 1999-04-01
CIK 885239

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   Form 10-KSB


 X       Annual report under Section 13 or 15(d) of the Securities  Exchange Act
---- of 1934 (Fee required) For the fiscal year ended December 31, 1998. Transition report under Section 13 or 15(d) of the Securities Exchange
----     Act of 1934 (No fee required) For the transition period from to

Commission file number 1-11586

                                PTI HOLDING INC.
                    ----------------------------------------
                 (Name of small business issuer in its charter)

           Delaware                                               13-3590980
-------------------------------                             -------------------
(State or jurisdiction                                        (I.R.S. Employer
of incorporation or organization)                            Identification No.)

c/o 15 East North Street, Dover, DE                                19901
---------------------------------------                     -------------------
(Address of principal executive offices)                         (Zip Code)

                                 (302) 678-0855
                    -----------------------------------------
                (Issuer's Telephone Number, Including Area Code)

Securities registered under Section 12(b) of the Exchange Act:
Title of each class                                    Name of each exchange
------------------------                               on which registered
                                                       ------------------------
Common Stock, par value
  $.01 per share                                                 None
------------------------                               ------------------------
Securities registered under Section 12(g) of the Act:
Title of each class
-----------------------
Common Stock, par value
$.01 per share
-----------------------

         Check  whether the issuer:  (1) filed  reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days. Yes X No

         Check if there is no  disclosure  of  delinquent  filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. __

         State issuer's revenues for its most recent fiscal year: $60,522,011

         State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold or the average bid and asked prices of such stock, as of a specified date within the past 60 days. As of March 30, 1999, based upon the last sale price on such date, such aggregate market value was $15,488,600.

         State the number of shares outstanding of each class of the issuer's classes of common equity, as of the latest practicable date. As of March 31, 1999, 4,956,352 shares of the issuer's common equity were outstanding.

         Transitional Small Business Disclosure Format (check one): Yes No X

                                     PART I


ITEM 1.  Description of Business.


History

         PTI Holding Inc. (the "Company"), formerly known as Aerial Assault Inc., was incorporated under the laws of Delaware in March 1990. Until February 28, 1994, the Company was engaged in the business of designing, developing and marketing distinctive, high-performance men's athletic footwear for basketball, and related apparel bearing the Company's name and logo. The Company commenced sales in February 1992.

         On March 1, 1994, the Company acquired Foam-O-Rama, Inc. ("Foam"), a New York corporation which was principally engaged in the business of the design, marketing and sale of bicycle helmets, by merging it with and into the company's wholly-owned operating subsidiary, Protective Technologies International Inc., a New York corporation ("PTI") pursuant to a Merger Agreement and Plan of Reorganization dated February 14, 1994 among PTI, Foam and Foam's shareholders. From and after March 2, 1994, Foam had no separate or independent existence, having been merged into PTI. For purposes of the transfer of the economic benefits and risks of such transaction and the ongoing business of Foam, the acquisition was deemed to have occurred as of the opening of business on January 1, 1994.


         On August 5, 1997, the Company consummated the merger (the "Merger") of Flents Products Co., Inc., a New York corporation ("Flents"), which was principally engaged in the business of the manufacture of wax earplugs and the marketing and sale of earplugs and other safety and medical supplies, such as an eye drop delivery system, styptic devices, and air-filter masks, with and into the Company's wholly owned subsidiary, Flents Products Co., Inc., a Delaware corporation ("Merger Sub"), pursuant to an Agreement and Plan of Merger among the Company, Merger Sub and Flents. For purpose of accounting, the acquisition was effective as of the opening of business on June 1, 1997, and has been accounted for as a purchase.

         Merger Sub delivered at the closing (the "Closing") of the Merger $27.46 and 3.47 shares of the common stock, par value $.01 per share of the Company (the "Company's Common Stock") (with associated convertible value rights described below) to the shareholders of Flents in respect of each of the 77,756 issued and outstanding shares of the common stock of Flents, or total merger consideration of $4,837,085. The merger consideration was paid $2,135,435 in cash, and $2,701,650 in units consisting of 270,165 shares of the Company's Common Stock and 270,165 Convertible Value Rights ("CVRs"). For purposes of the Merger, the Units were valued at $10 per Unit. Each CVR entitled the original holder to up to $4.00 of additional Company's Common Stock of the Company to the extent that the market value of the Company's Common Stock was less than $10.00 per share on the one-year anniversary of the Closing. On August 5, 1998, the average value (for the preceding 20 trading days) of the Company's common stock was $8.3125. Accordingly, an additional 54,846 shares of the Company's common stock were issued to the original shareholders of Flents.

         On May 12, 1998, Flents acquired certain assets of the Comfees division of Magnivision, a subsidiary of American Greetings Corporation, for a purchase price of approximately $1,700,000. The Comfees division manufactures and distributes contact lens cases, liquid dispensers, medicine droppers, finger splints and ear protectors, among other health and beauty care items. Comfees products are sold through several mass merchandisers, including K-Mart and Target.

Karlen

         On January 8, 1999, Flents entered into an Asset Purchase Agreement with Karlen Manufacturing, Inc. ("Karlen") and certain shareholders providing for Flents to acquire substantially all of the net assets of Karlen for approximately $17,750,000 in cash. Karlen which is based in Michigan, is in the business of manufacturing, marketing and selling, personal health and beauty care items, including some products similar to those sold by Flents. It operates from a rented facility in Michigan. In 1998, Karlen had revenues of approximately $12,000,000.

         Flents plans to finance its acquisition of Karlen and its working capital needs through a variety of sources.

         Flents plans to enter into a Revolving Credit, Term Loan and Security Agreement with PNC Bank providing for a three-year term loan of $4,000,000 at the bank's base rate plus .75% interest and a line of credit of $6,000,000 at the bank's base rate plus .25% interest.

         Flents also plans to borrow from The 1818 Mezzanine Fund (the "Fund"), an affiliate of Brown Brothers Harriman and Co., a six year $8,000,000 loan at 12% interest. Such loan from the Fund entitles the Fund, through a warrant, to acquire shares of common stock (for a nominal amount) that will constitute after issuance 22% of the outstanding shares of common stock of Flents.

         Flents also plans to sell, for $1,800,000, shares of its common stock that will constitute (after exercise of the Fund's warrant) 18% of Flents' common stock. The purchasers are two directors and officers of the Company. A fairness opinion will be obtained to support the purchase price of these two directors.

         In addition, the Company plans to contribute $1,000,000 in cash to Flents' capital, lend an additional $1,000,000 to Flents' and assume a three-year promissory note representing part of the purchase price to Karlen in the amount of $1,000,000 with interest of 12%. The Company would also guarantee repayment of Flents' loans from PNC Bank.

         After the sale of shares to the two officers and exercise of the Fund's warrant, the Company would hold 60% of the outstanding shares of common stock of Flents.

         In order to finance the Company's contributions to Flents' acquisition of Karlen and PTI's working capital needs, PTI plans to enter into a Revolving Credit, Term Loan and Security Agreement with PNC Bank providing for a three-year term loan of $3,000,000 at the bank's base rate plus .75% interest and a line of credit of $22,000,000 at the bank's base rate plus .25% interest. Upon the closing of such financing, the Company would repay its current outstanding bank financing in full.

         In connection with the Karlen Agreement, the Company has paid $225,000 in non-refundable deposits toward the purchase price. The closing is expected to occur during the Company's second quarter 1999.


Products

         The Company competes in the bicycle helmet, bicycle and bicycle accessories industry through its PTI subsidiary, and in the personal care industry through its Flents subsidiary.

         PTI competes in the mass market channel by offering a complete line of sports safety helmets in toddler through adult sizes. PTI also supplies bicycle accessory products such as locks, tubes and tires, general accessories, protective wear and children's bicycles.


         Flents competes in the ear and eye care portion of the personal care market. Products include earplugs, eyeglass cleaners, eye patches, eyewash, ear wax removal, as well as other ear and eye care products. Flents also supplies general accessories for the eyeglass market.


Manufacturing

         The Company assembles and distributes helmets, and distributes bicycles, bicycle accessory products, ear and eye care products from its manufacturing facility in New York State. The Company sources out the manufacturing of all the raw components of its helmets, including the plastic foam liners that constitute the main part of the helmets, to various manufacturers in the United States. Such independent manufacturers use molds and tooling that are owned by and for the exclusive use of the Company in the manufacture of these sub-assembly components. Further, the Company sources out the manufacturing of its bicycle and bicycle accessory products and ear and eye care products to certain foreign manufacturers in East Asia and Europe. Management believes that this outsourcing is the best long-term arrangement because it enables the Company to reduce its need for capital expenditures on equipment, and its manufacturing overhead.

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

         During 1998, the Company's sales to its single largest customer constituted approximately 58 percent of its gross revenues, compared to approximately 71 percent during the 1997 calendar year. Sales to its second largest customer during the 1998 and 1997 accounted for 28 and 15 percent of gross revenues, respectively. The Company believes that its relationships with these customers are good.

         The Company has entered into a license agreement with Spice Girls Limited to manufacture and market helmets, bicycles and bicycle accessories under the Spice GirlsTM brand name. The Company has also entered into a license arrangement with Hasbro, Inc. to manufacture and market helmets, bicycles and bicycle accessories under the PlayskoolTM and TonkaTM brand names. In addition, the Company has entered into an exclusive license with Mattel, Inc. to manufacture helmets under the BarbieTM brand name, as well as a license to sell BarbieTM bicycle accessory products.

         Private label manufacturing of helmets and accessories for other companies in the helmet market has historically constituted a small part of the Company's business, and remains so to date. The Company's private label purchasers include Toys-R-Us and Target stores.

         Flents sells its merchandise to mass market merchandisers, drug stores, and the food trade. The majority of such sales are made through independent sales representatives who work exclusively on a commission basis. Flents ships its products directly to retail customers through common freight carriers. Flents products are sold in over 30,000 retail locations.

Trademarks and Patents

         The Company markets its bicycle helmets, bicycles and bicycle products under the brand names Protective TechnologiesTM PTITM Hydrogen(R) and Aerial Assault(R). The Company markets its ear care products under the brand name Quiet Please!(R). The Company believes that such trademarks are helpful to the Company's ability to market its products. To the extent it has not already done so, the Company plans to apply for registration of such trademarks.

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

         Flents' competitors include many large and small companies, many of which have an advantage over the company in terms of greater financial resources and ability to advertise their products to the general public.

Research and Development

         The Company's research and development activities include development of new products, the improvement of existing products and the refinement of its manufacturing processes. During 1998, the Company spent approximately $169,000 on such research and development, up from approximately $117,000 in 1997. Of the $169,000 spent on research and development during 1998, PTI spent approximately $153,000 and Flents spent approximately $16,000.

Employees

         As of March 26, 1999, the Company had approximately 250 full-time employees, including 30 individuals in management, administration and clerical positions. The Company's employees are not represented by a labor union, and the Company believes that its relations with employees are satisfactory.


ITEM 2.  Description of Property.


         The Company's principal facility is a 200,000 square foot warehouse and assembly facility in Hastings on Hudson, New York. The Company occupies the facility pursuant to a lease, which expires in 2001. The Company also occupies approximately 12,500 square feet of office space in Yonkers, New York pursuant to a lease expiring in 2004. The Company also uses public warehouse in space in Texas and California and leases a small office in California.






ITEM 3.  Legal Proceedings.


         In 1998, certain product liability claims were asserted against the Company. While the outcome of such claims can not be determined, it appears the Company's product liability insurance is adequate to cover any losses that may arise from such claims.


ITEM 4.  Submission of Matters to a Vote of Security-Holders.


         No matter was submitted during the fourth quarter of the Company's 1998 fiscal year to a vote of security-holders.




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

         The following table sets forth the high and low sale prices according to The NASDAQ Stock Market Research Department for the common stock of the Company during the periods indicated:

                         NASDAQ Stock Market List Prices

Quarter Ended                              High                    Low
------------------                       -------                 -------
March 31, 1997                           $ 9.250                 $ 7.875
June 30, 1997                            $ 8.813                 $ 7.688
September 30, 1997                       $ 9.563                 $ 6.875
December 31, 1997                        $ 9.625                 $ 7.375

March 31, 1998                           $10.000                 $ 7.500
June 30, 1998                            $ 8.313                 $ 6.438
September 30, 1998                       $ 8.750                 $ 5.875
December 31, 1998                        $ 6.500                 $ 3.375


         The above prices are over-the-counter market quotations and reflect inter-dealer prices, without retail mark-up, mark-down, or commission, and may not represent actual transactions. The source of such prices is The NASDAQ Stock Market's monthly statistical summary reports.

         As of March 26, 1999, the approximate number of holders of record of the Company's common stock was 120, and the number of beneficial holders of the Company's common stock was in excess of 1,300. The Company has not paid dividends to its shareholders since its inception and does not plan to pay dividends in the foreseeable future. The Company currently intends to retain any earnings to finance the growth of the Company.



ITEM 6.  Management's Discussion and Analysis


         Statements in this Annual Report on Form 10-K concerning the Company's business outlook or future economic performance, or other financial items, and plans and objectives related thereto, and statements concerning assumptions made or expectations as to any future events, conditions, performance or other matters, are "forward-looking statements" as that term is defined under the Federal Securities Laws. Forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results to differ materially from those stated in such statements.

         The Company's net sales were $60,522,011 during the year ended December 31, 1998, an increase of 75% from its net sales of $34,566,135 in 1997. The 75% sales increase from 1997 to 1998 resulted predominantly from increased sales to existing customers through the addition of new helmet models, from increased market share at the expense of competitors, from increased sales in existing models due to growth in the overall helmet market, from increased sales of the Company's bicycle and bicycle accessory products, from the addition of new retail outlets for the Company's products, from introducing new accessory product lines, and from the Company's license arrangements with Hasbro, Inc. and Spice Girls Limited, Inc. to manufacture and market helmets, bicycles and bicycle accessories under the PlayskoolTM , TonkaTM and Spice GirlsTM brand names, and with Mattel, Inc. to manufacture and market helmets under the Barbie(TM) name. The results for 1997 also include 7 months of sales from Flents in the amount of $3,715,425. Sales for 1998 from Flents were $8,688,151. The increase primarily results from sales for the entire 12 months and the acquisition of Comfees in May 1998.

         The Company had a net income of $2,492,229 for the year ended December 31, 1998 compared to the Company's net loss for the year ended December 31, 1997 of $941,295. The net loss for 1997 included a non-recurring charge for stock based compensation of $3,636,838. This charge was the result of the Company's preferred shares held by management and former directors being converted into common shares pursuant to the terms of the Company's Series A preferred stock.

         The cost of sales for the year ended December 31, 1998 was $43,283,112 (resulting in a gross profit margin of 28%), compared to the Company's cost of sales for the year ended December 31, 1997 of $23,751,353 (resulting in a gross profit margin of 31%). Although Flents' gross profit margin contribution approximated 48% in 1998 and 40% in 1997, the 3% decrease in the consolidated gross profit margin is primarily related to an increase in bicycle sales in 1998, a lower margin product line.

         Selling, general and administrative expenses for the year ended December 31, 1998 were $11,872,695 compared to selling, general and administrative expenses of $9,710,647 for the year ended December 31, 1997. Selling, general and administrative expenses were $6,073,809 for 1997 without the charge for conversion of the preferred shares. Without the charge, SG&A expenses, as a percentage of sales were 20% and 18% for the years ended December 31, 1998 and 1997, respectively. The increased selling, general and administrative spending in 1998 was primarily due to the higher costs associated with the expansion of the helmet, bicycle and bicycle accessory business, the acquisition of Comfees, installation of new systems and the higher costs for human resources.

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

         The Company's working capital at December 31, 1998 was $10,320,370 as compared to $10,209,168 at December 31, 1997.

         The cash flows of the Company have fluctuated due to the impact of net income and losses, capital spending, working capital requirements, the issuance of common stock and other financing activities. The Company expects that cash flows in the near future will be primarily determined by the levels of net income, working capital requirements, and financings, if any, undertaken by the Company. Net cash increased by $155,458 and $320,282 in the years ended December 31, 1998 and 1997, respectively.

         Net cash used in operating activities was $8,273,476 and $497,780 in the years ended December 31, 1998 and 1997, respectively. Net income (loss) was $2,492,229 and $(941,295) for the same periods, respectively.

         Net cash used in investing activities was $4,860,356 and $3,380,651 in the years ended December 31, 1998 and 1997, respectively. Net cash used in investing activities included capital expenditures of $2,798,039 and $1,559,344 in these periods, respectively, primarily for computer and manufacturing equipment.

         Net cash provided by financing activities was $13,289,290 and $4,198,713 in the years ended December 31, 1998 and 1997, respectively. Cash flows from financing activities were primarily affected by the net proceeds from issuance of common stock of $140,001 and $3,350,234 in these periods, respectively resulting from option and warrant exercises during 1998 and 1997. During the years ended December 31, 1998 and 1997 proceeds from the bank loan were $13,149,289 and $872,062, respectively.

         The Company pays its employees and vendors on a weekly, monthly or bimonthly basis, while its customers pay for products on an average of 75 days after shipment, and therefore the Company has substantial needs for working capital. As of December 31, 1998, the Company had $837,618 of cash available for its cash needs, compared to cash of $682,160 as of December 31, 1997.

         On May 6, 1996, PTI opened a revolving line of credit at Key Bank of New York. The line of credit is collateralized by the Company's inventory, receivables and other assets, and guaranteed by the Company. As of December 31, 1998, the Company had $15,217,550 outstanding pursuant to such line of credit. During 1998, the Company increased the availability on its line of credit from $7,000,000 to $20,000,000.

         Based on the Company's business, management anticipates that current cash balances, together with the Company's line of credit and cash flow generated from operations, would be sufficient to continue to fund existing production, equipment requirements, marketing activities and research and development, as well as the remainder of the Company's cash requirements, for approximately the next 18 months.

         The Company, has, however, entered into an agreement to acquire substantially all of the net assets of Karlen Manufacturing Inc. for approximately $17,750,000 in cash. This acquisition is expected to close during the Company's second quarter and which will require refinancing of the Company's current bank debt as well as new sources of debt and equity financing. See "Description of Business -History."

         The Company's research and development efforts are directed toward developing new products, improving existing products and refining its manufacturing processes. Such research and development costs amounted to approximately $169,000 for the year ended December 31, 1998 and approximately $119,000 for the year ended December 31, 1997. It is expected that the Company will spend approximately $200,000 on research and development during the 1999 year.


Introduction of the Euro

         On January 1, 1999, eleven of the fifteen member countries of the European Union established fixed conversion rates between their existing sovereign currencies and a new currency called the "Euro". These countries agreed to adopt the Euro as their common legal currency on that date. The Euro trades on currency exchanges and is available for non-cash transactions. Until January 2, 2002, the existing sovereign currencies will remain under legal tender in these countries. On January 1, 2002, the Euro is scheduled to replace the sovereign legal currencies of these countries. The company will evaluate the impact the implementation of the Euro will have on its business operations and no assurance can be given that the implementation of the Euro will not have material affect on the Company's business, financial condition and results of competitive position. In addition, the Company cannot accurately predict the impact the Euro will have on currency exchange rates or the Company's currency exchange risk.


Year 2000 Compliance

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

         During 1998, the Company finalized its installation of the SAP R/3 accounting system, which is year 2000 compliant. The Company does not anticipate any material additional costs with regard to its year 2000 compliance.


Recently Issued Accounting Standards

         In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income", which establishes standards for reporting and display of comprehensive income and its components (revenue, expenses, gains, and losses) in a full set of general purpose financial statements. At December 31, 1998, adoption of SFAS No. 130 did not have a material effect on the Company's financial statements.

         In February 1998, the FASB issued SFAS No. 132, "Employers' Disclosures about Pensions and other Post-retirement Benefits", which standardizes the disclosure requirements for pensions and other post-retirement benefits. SFAS was adopted in 1998 and did not have a material effect on the Company's financial statements.

         In June 1998, the FASB issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities," which is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. The statement requires that an entity recognize all derivatives as either assets or liabilities on the statement of financial position and measure those instruments at fair value.


ITEM 7.  Financial Statements.
                                                                        Page
                                                                        -------
Independent Public Accountants' Report                                  19

Consolidated Balance Sheet as of December 31, 1998                      20

Consolidated Statements of Operations for the years
ended December 31, 1998 and 1997                                        21

Consolidated Statements of Stockholders' Equity for the
years ended December 31, 1998 and 1997                                  22

Consolidated Statements of Cash Flows for the years                     23
ended December 31, 1998 and 1997

Notes to Consolidated Financial Statements                              24-35



                                    PART III


ITEM 8. Directors, Executive Officers, Promoters and Control Persons; Compliance
                     With Section 16(a) of the Exchange Act.

         The directors and executive officers of the Company are as follows:

                                                                                                         Executive
                                                                                                         Officer or
                                                                                                         Director
         Name                               Age               Position                                   Since
         -----------------------            ----              -------------------------------------      ---------

         Meredith W. Birrittella            32                Chairman, Director and Chief Executive      3/21/90
                                                              Officer

         Anthony Costanzo                   29                Chief Financial Officer                     10/1/97

         Myles Birrittella                  35                Director                                    10/22/96

         Robert Fuhrman                     70                Director                                    12/12/96

         Warren Schaeffer                   41                Director, Secretary and President           3/1/94
                                                              of PTI

         Gary J. Kocher                     35                Director                                    10/21/97




         Meredith W. Birrittella. Mr. Birrittella, age 32, a co-founder of the Company, has served as an officer and director since the Company's inception, and is currently Chairman and C.E.O. of the Company.

         Anthony Costanzo. Mr. Costanzo, age 29, became Chief Financial Officer of the Company in October, 1997. Prior to becoming the CFO, he served as Treasurer of the Company since February, 1995. Mr. Costanzo has been a Certified Public Accountant since August 1993. Prior to joining PTI, Mr. Costanzo worked in Public Accounting from 1991 to 1995.

         Myles Birrittella. Mr. Myles Birrittella, age 35, became a director of the Company in October, 1996. Mr. Birrittella is currently employed by Merrill Lynch as a financial consultant. For the years 1995 and 1996, prior to his employment with Merrill Lynch, Mr. Birrittella was a self-employed investor. From 1992 through 1994, prior to becoming a self-employed investor, Mr. Birrittella was the National Sales Manager for the Company.

         Warren Schaeffer. Mr. Schaeffer, age 41, co-founded Foam, the company acquired by the Company in March, 1994. Since the acquisition, he has served as the president of the Operating Subsidiary, and in October, 1996, was elected as a director of the Company. As of December, 1996, Mr. Schaeffer became the Secretary of the Company. Prior to his employment by PTI, Mr. Schaeffer was the President and a director of Foam.

         Robert Fuhrman. Mr. Fuhrman, age 70, has been Chairman of Fuhrman Associates, Inc. since 1972, serving as a managing and marketing consultant for a wide variety of consumer product companies. During this period, he has also served from time to time as an executive of client companies, including positions as President (CEO) of Eggland's Best, Inc., Marketing Vice President of Beech-Nut Nutrition Inc. (Baby Food) and Senior Vice President of "Totes."

         Gary J. Kocher. Mr. Kocher, age 35, became a director of the Company in 1997. Mr. Kocher is a partner in the law firm of Preston, Gates & Ellis, LLP. Mr. Kocher's practice includes a broad range of corporate finance and security-related transactions with an emphasis on public and private offerings of equity and debt and cross-border transactions.


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


Beneficial Reporting Compliance

         The following persons, each of whom was, at some time during the Company's 1998 fiscal year, a director, officer or beneficial owner of more than 10 percent of any class of equity securities of the Company, failed to file on a timely basis reports required by Section 16(a) of the Securities Exchange Act of 1934 during such year or prior years:



         Name of                            Number of                  Number of Transactions
         Reporting Person                   Late Reports               Not Filed on Timely Basis
         -------------------                -------------              -------------------------

         Myles Birrittella                         1                                1

         Robert Fuhrman                            1                                1

         Warren Schaeffer                          1                                1

         Martin Birrittella                        2                                3

         Anthony Costanzo                          1                                1

         Thomas Coleman                            2                                8

         Gary J. Kocher                            1                                1




ITEM 9.  Executive Compensation - 1998 Stock Option Plan


                                               Summary Compensation Table

                                                                                  Securities
Name and                                                                           Underlying           Other
                                                                                                       Annual
Principal Position                Year            Salary           Bonus            Options          Compensation
                                                                                                         (1)
                               ------------    -------------    ------------      -------------      ------------
Meredith W. Birritella            1998            $ 226,923          0                 0                 $ 2,580
Chief Executive Officer           1997            $ 161,539          0               25,000              $ 2,580
                                  1996            $ 155,385          0               25,000              $ 2,424


Warren Schaeffer                  1998            $ 216,923          0                 0                 $ 2,580
Secretary, and President          1997            $ 161,539          0               25,000              $ 2,580
of Operating Subsidiary           1996            $ 130,923          0               27,000              $ 2,424



Anthony Costanzo                  1998            $ 106,174      $                   8,000               $ 2,580
                                                                  50,000
Chief Financial Officer           1997             $ 73,154      $                   8,000               $ 2,580
                                                                  15,000
                                  1996             $ 60,462      $                   5,000               $ 2,424
                                                                  10,000



(1) Consists of dental and health insurance premiums and retirement plan contributions.

         Inside directors of the company receive no compensation for serving as a director; however, the Company's outside directors will receive compensation in the amount of $7,500 per annum. In addition, on the anniversary of each outside director's appointment to the Board of Directors, the Company will grant $2,500 options to purchase the Company's common stock to such direstors at exercise prices equal to the closing market price of the Company's common stock on such date.

         The Board of Directors is classified into three classes. Directors in each class are elected for a period of three years at the Company's annual meeting of shareholders, and each serves until his or her successor is duly elected by the shareholders. Currently, Gary Kocher is serving a term that expires in 1999, Warren Schaeffer and Robert Fuhrman are serving terms that expire in 2000, and Myles Birrittella and Meredith Birrittella are serving terms that expire in 2001. Officers are elected by and serve at the will of the Board of Directors. No inside director receives any compensation for services as a director. The only two committees of the Board of Directors are the Option Committee and the Audit Committee, both consisting of Mr. Fuhrman and Mr. Myles Birrittella. The Company has no executive, nominating, compensation or other committees. Meredith Birrittella and Myles Birrittella are brothers.

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


Stock Option Plans

         The Shareholders of the Company have adopted the Company's 1998 Joint Incentive and Non-Qualified Option Plan (the "1998 Plan") providing for the grant of options to purchase up to 5000,000 shares of the Company's common stock. The Company has a 1994 Joint Incentive and Non-Qualified Stock Option Plan (the "1994 Plan"), but substantially all options available to be granted under the 1994 Plan have been granted.

         Under the Plans, options to purchase common stock may be granted to key employees of the Company and its subsidiaries, and directors, consultants and other individuals providing services to the Company through 2004, under the 1994 Plan and through 2008 under the 1998 Plan. Such options may be intended to qualify as "incentive stock options" within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended, or they may be intended not to qualify under such Section ("non-qualified stock options").

         The Plans allow the Board of Directors to designate a committee of at least two disinterested directors to administer the Plan for the purpose of complying with Rule 16(b)(3) under the Securities Exchange Act of 1934, as amended, with respect to future grants under the Plan. The Board of Directors has established an Option Committee consisting of Messrs. Myles Birrittella and Robert Fuhrman, which such committee administers the Plan and determines the persons who are to receive options and the number of shares to be subject to each option.



ITEM 10. Security Ownership of Certain Beneficial Owners and Management.


         The following table sets forth, as of March 1, 1999, to the extent known to the Company, the ownership of the Company's Common Stock by (i) each person who is known by the Company to own of record or beneficially more than five percent of the Company's Common Stock, (ii) each of the Company's directors and executive officers and (iii) all directors and executive officers as a group. Except as otherwise indicated, the shareholders listed in the table have sole voting and investment powers with respect to the shares indicated.



Name and Address of                Amount and Nature of
Beneficial Owner                   Beneficial Ownership        Percent of Class
-----------------------            --------------------      -------------------

Martin P. Birrittella
One Executive Boulevard
Yonkers, NY 10701                  552,698 (1)                          11.3%

Meredith W. Birrittella
One Executive Boulevard
Yonkers, NY 10701                  900,198 (2)                          18.1%

Myles Birrittella
One Executive Boulevard
Yonkers, NY 10701                  3,910 (3)                              .1%

Robert Fuhrman
One Executive Boulevard
Yonkers, NY 10701                  2,500 (3)                              .1%

Gary Kocher
One Executive Boulevard
Yonkers, NY 10701                  2,500 (7)                              .1%

Thomas Coleman
One Executive Boulevard
Yonkers, NY 10701                  451,125 (4)                           9.2%

Warren Schaeffer
One Executive Boulevard
Yonkers, NY 10701                  207,000 (5)                           4.3%

Anthony Costanzo
One Executive Boulevard
Yonkers, NY 10701                  32,000 (6)                             .5%
All directors and
officers as a group
(six persons)                      1,142,608 (2)(3)(5)(6)(7)            22.4%



         (1) Includes 25,000 shares of the Company's Common Stock which are issuable in respect of stock options at an exercise price of $1.25 per share, and 88,320 shares of the Company's Common Stock, which are issuable in respect of stock options at an exercise price of $4.50.

(2) Includes 88,320 shares of the Company's Common Stock, which are issuable in respect of stock options at an exercise price of $4.50.

(3) Includes 2,500 shares of the Company's Common Stock which are issuable in respect of stock options at an exercise price of $8.00 per share.

         (4) Includes 50,000 shares of the Company's Common Stock which are issuable in respect of stock options at an exercise price of $1.25 per share, and 58,880 shares of the Company's Common Stock which are issuable in respect of stock options at an exercise price of $4.50 per share

         (5) Includes 75,000 shares of the Company's Common Stock which are issuable in respect of stock options at an exercise price of $1.25 per share. Includes 2,000 shares of the Company's Common Stock which are issuable in respect of stock options, at an exercise price of $5.38 per share.

         (6) Includes 10,000 shares of the Company's Common Stock which are issuable in respect of stock options at an exercise price of $2.25 per share. Includes 5,000 shares of the Company's Common Stock which are issuable in respect of stock options at an exercise price of $5.375 per share. Includes 8,000 shares of the Company's Common Stock which are issuable in respect of stock options at an exercise price of $8.00 per share. Includes 8,000 shares of the Company's Common Stock which are issuable in respect of stock options at an exercise price of $8.50 per share.

         (7) Includes 2,500 shares of the Company's Common Stock which are issuable in respect of stock options at an exercise price of $8.875.


ITEM 11. Certain Relationships and Related Transactions.


         In September 1994, the shareholders of the Company approved a stock option plan, which provided that Mr. Coleman and Mr. Meredith Birrittella would receive options to purchase 25,000 shares of Common Stock of the Company at $4.00 per share for each year of service as an executive officer of the Company from 1994 through and including 1999. However, in May 1995 both Mr. Coleman, then a director and executive officer of the Company, and Mr. Birrittella waived all rights to receive these options. In consideration for such waiver, the Company granted to Mr. Coleman options (such options not pursuant to the Plan) to purchase 50,000 shares of Common Stock of the Company at $1.25 per share (such options exercisable for five years from the date of vesting), 25,000 of which options vested on May 1, 1995, and 25,000 of which vested on March 31, 1996. In consideration for Mr. Meredith Birrittella's waiver, the Company granted to him options (pursuant to the Plan) to purchase 100,000 shares of Common Stock of the Company at $1.25 per share (such options exercisable for five years from the date of vesting), of which 25,000 vested on May 1, 1995, 25,000 vested on March 31, 1996, 25,000 vested on March 31, 1997, and the remaining 25,000 vested on March 31, 1998. During 1998 Mr. Meredith W. Birrittella exercised 100,000 stock options at $1.25 per share.

         At December 31, 1998, Mr. Meredith Birrittella and Mr. Warren Schaeffer owed the company approximately $507,000 and $535,000, respectively. Subsequent to December 31, 1998, the loan to Mr. Schaeffer was fully prepaid. These loans bear interest at 6% per annum. Repayment of these loans is expected during the First Quarter 1999.

         For the year ended December 31, 1998, the company recognized interest income of approximately $56,000 from loans to Officers/Directors.




ITEM 12. Exhibits; List and Reports on Form 8-K.

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

                  10.3 Agreement and Plan of Merger dated February 14, 1994 among Protective Technologies International Inc., Foam-O-Rama, Inc., Ellen Schaeffer and Lori Hillsberg, as amended, incorporated by reference to exhibit number 2 in the Registrant's Current Report on Form 8-K dated March 16, 1994 under the Securities Exchange Act of 1934, as amended

                  10.4              Noncompetition Agreement dated March 1, 1994
                                    between       Protective        Technologies
                                    International  Inc. and Ellen  Schaeffer and
                                    Lori Hillsberg, incorporated by reference to exhibit number 99.1 in the Registrant's Current Report on Form 8-K dated March 16, 1994 under the Securities Exchange Act of 1934, as amended

                  10.5 Non-competition Agreement dated March 1, 1994 between Protective Technologies International Inc. and Warren Schaeffer and Alan Hillsberg, incorporated by reference to exhibit number 99.2 in the Registrant's Current Report on Form 8-K dated March 16, 1994 under the Securities Exchange Act of 1934, as amended

                  10.6 Form of Promissory Note memorializing loans from directors and officers as authorized by the Board of Directors on March 13, 1996, incorporated by reference to exhibit number
                                    10.21 in the  Registrant's  Annual Report on
                                    Form  10-KSB for the period  ended  December
                                    31, 1995, under the Securities Exchange Act of 1934, as amended

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

21                                  Subsidiaries of registrant

(b)  Reports on Form 8-K

During the fourth quarter of 1998 the Company did not file any Current Report on Form 8-K.

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



Meredith W. Birrittella        Chief Executive Officer,           March 31, 1999
                               Chairman and Director



Anthony Costanzo               Chief Financial Officer            March 31, 1999
                               Chief Accounting Officer



Myles Birrittella              Director                           March 31, 1999




Robert Fuhrman                 Director                           March 31, 1999




Warren Schaeffer               Director and Secretary             March 31, 1999




Gary J. Kocher                 Director                           March 31, 1999

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


/s/ Meredith W. Birrittella      Chief Executive Officer,        March 31, 1999
Meredith W. Birrittella          Chairman and Director



/s/ Anthony Costanzo             Chief Financial Officer         March 31, 1999
Anthony Costanzo                 Chief Accounting Officer



/s/ Myles Birrittella            Director                        March 31, 1999
Myles Birrittella



/s/ Robert Fuhrman               Director                        March 31, 1999
Robert Fuhrman



/s/ Warren Schaeffer             Director and Secretary          March 31, 1999
Warren Schaeffer



/s/ Gary J.  Kocher              Director                        March 31, 1999
Gary J. Kocher

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Board of Directors and Stockholders of PTI Holding Inc. and Subsidiaries:


We have audited the accompanying consolidated balance sheet of PTI Holding Inc. (a Delaware Corporation) and subsidiaries as of December 31, 1998, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the two years in the period then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of PTI Holding Inc. and subsidiaries as of December 31, 1998, and the results of their operations and their cash flows for each of the two years in the period then ended in conformity with generally accepted accounting principles.





                                                          Arthur Andersen LLP
New York, New York
February 26, 1999


                       PTI HOLDING INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                               December 31, 1998


ASSETS

Current assets:
     Cash and cash equivalents                                                                           $ 837,618
     Accounts receivable, net of allowance for returns and doubtful collections of $500,000             11,169,056
     Inventories                                                                                        15,811,781
     Deferred tax asset                                                                                    266,000
     Prepaid expenses and other current assets                                                           1,670,826
                                                                                                      ------------
     Total current assets                                                                               29,755,281

Deferred tax asset                                                                                         218,400
Equipment and improvements, net                                                                          3,066,426
Intangible assets, net of accumulated amortization of $888,407                                           5,346,858
                                                                                                     -------------
                                                                                                      $ 38,386,965
                                                                                                     =============


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Loan payable, bank                                                                               $ 15,217,550
     Accounts payable and accrued expenses                                                               4,217,361
                                                                                                     -------------
     Total current liabilities                                                                          19,434,911
                                                                                                     -------------
Commitments and contingencies

Stockholders' equity:
     Common stock, $.01 par value; authorized 10,000,000 shares, issued and outstanding
          4,956,352 shares                                                                                  49,564
     Note receivable                                                                                       (58,322)
     Capital in excess of par                                                                           16,283,217
     Retained earnings                                                                                   2,677,595
                                                                                                     -------------
     Total stockholders' equity                                                                         18,952,054
                                                                                                     -------------
                                                                                                      $ 38,386,965
                                                                                                     =============




                       PTI HOLDING INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     YEARS ENDED DECEMBER 31, 1998 AND 1997

                                                                                    1998                  1997
                                                                                  ----------            -----------

Net sales                                                                         $60,522,011           $34,566,135

Cost of sales                                                                      43,283,112            23,751,353
                                                                                   ----------            ----------

Gross profit                                                                       17,238,899            10,814,782
                                                                                   ----------            ----------

Selling, general and administrative expenses:
     SG&A - before stock-based compensation                                        11,872,695             6,073,809
     Non-recurring stock-based compensation expense                                         -             3,636,838
                                                                                   ----------             ---------
                                                                                   11,872,695             9,710,647
                                                                                   ----------             ---------

Income from operations                                                              5,366,204             1,104,135

Interest expense, net of interest income of $102,386 (1998) and $98,579 (1997)      1,015,503               217,430
                                                                                   ----------             ---------

Income before income taxes                                                          4,350,701               886,705
                                                                                   ----------             ---------

Income taxes(benefit):
     Current                                                                        2,044,872             1,807,000
     Deferred                                                                        (186,400)               21,000
                                                                                   ----------             ---------
                                                                                    1,858,472             1,828,000
                                                                                   ----------             ---------

Net income (loss)                                                                 $ 2,492,229            $ (941,295)
                                                                                  ===========            ==========





Net income (loss) per share of common stock :
   Basic                                                                               $ 0.51               $ (0.23)
   Diluted                                                                             $ 0.49               $ (0.23)



Weighted average shares outstanding :
   Basic                                                                              4,852,389           4,083,209
   Diluted                                                                            5,087,387           4,083,209





                        PTI HOLDING INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                     YEARS ENDED DECEMBER 31, 1998 AND 1997

                                                                                Note receivable
                                                                                from exercise                          Total
                                   Common stock                Capital in          of stock         Retained       stockholders'
                                Shares         Amount         excess of par      options and        earnings           equity
                                                                                   warrants
                              -----------      ---------         ------------     ------------      ----------        -------------

Balance,
   January 1, 1997              3,487,936       $ 34,879          $ 6,408,357         $ -          $ 1,126,661         $ 7,569,897

Net (loss)                          -              -                 -                  -             (941,295)           (941,295)


Issuance of common stock        1,308,570         13,086            9,736,458       (58,322)              -              9,691,222
                                ---------        ---------        -----------       --------        ---------          ------------

Balance,
  December 31, 1997             4,796,506         47,965           16,144,815          (58,322)        185,366          16,319,824

Net income                            -              -                 -                  -          2,492,229           2,492,229

Issuance of common stock          159,846          1,599              138,402             -                -               140,001
                                ---------        --------         -----------        ---------        ---------         -----------

Balance,
  December 31, 1998             4,956,352       $ 49,564         $ 16,283,217        $ (58,322)    $ 2,677,595        $ 18,952,054
                               ==========       =========         ===========        =========      ==========          ==========



                        PTI HOLDING INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     YEARS ENDED DECEMBER 31, 1998 AND 1997

                                                                              1998                1997
                                                                             ----------          -----------

Cash flows from operating activities:

     Net income (loss)                                                      $ 2,492,229          $ (941,295)
     Adjustments to reconcile net income (loss) to net cash used in operating activities:
     Provision for returns and doubtful accounts                                391,500             (87,406)
     Depreciation and amortization                                            1,405,250             539,764
     Amortization of intangible assets                                          234,020             196,513
     Deferred income (benefit) tax                                             (186,400)             21,000
     Stock-based compensation                                                         -           3,636,838
     (Increase) decrease in operating assets:
          Accounts receivable                                                (6,333,385)           (933,737)
          Inventories                                                        (7,939,424)         (3,424,417)
          Prepaid expenses and other current assets                             182,258              88,846
     Increase (decrease) in operating liabilities:
         Accounts payable and accrued expenses                                1,537,475           1,411,002
         Other current liabilities                                              (56,999)         (1,004,888)
                                                                             -----------         -----------
     Net cash used in operating activities                                   (8,273,476)           (497,780)
                                                                             ===========         ===========

Cash flows from investing activities:
     Cash payments as consideration for purchase of acquired product line    (1,307,859)         (1,855,289)
     Loans to stockholders, net of repayments                                  (754,458)             33,982
     Purchase of equipment and improvements                                  (2,798,039)         (1,559,344)
                                                                             -----------         -----------
     Net cash (used in) investing activities                                 (4,860,356)         (3,380,651)
                                                                             ===========         ===========

Cash flows from financing activities:
     Payments of other current liabilities                                            -             (23,583)
     Proceeds from issuance of common stock                                     140,001           3,350,234
     Proceeds from bank loan, net                                            13,149,289             872,062
                                                                             ----------          ----------
     Net cash provided by financing activities                               13,289,290           4,198,713
                                                                             ==========          ==========

Net increase in cash and cash equivalents                                       155,458             320,282

Cash and cash equivalents, beginning of year                                    682,160             361,878
                                                                             ----------          ----------
Cash and cash equivalents, end of year                                        $ 837,618           $ 682,160
                                                                             ==========          ==========

Supplemental disclosures:
     Interest paid                                                          $ 1,026,712           $ 317,452
     Income taxes paid                                                        2,558,874           3,415,144

Non-cash investing and financing activities:
     Acquisition of business:
         Fair value of net assets acquired                                            -           2,198,604
         Resultant goodwill                                                           -           2,931,572
         Common stock issued as partial consideration                                 -           2,701,650
     Conversion of preferred stock                                                    -               2,500
     Receivable from exercise of common stock warrants                                -              58,322



                        PTI HOLDING INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1.       Summary of significant accounting policies:

        Principles of consolidation:

                The consolidated financial statements include PTI Holding Inc., (a Delaware Corporation) and its five wholly-owned subsidiaries:
        Protective Technologies International Inc. ("PTI"), Flents Products Co., Inc. ("Flents") a subsidiary acquired in 1997, Zacko Sports, Inc. ("Zacko"), Fu-Chung Manufacturing Inc. ("FCM"), Alpine Financial Inc. ("Alpine"). PTI Holding Inc. and its subsidiaries are collectively referred to as the Company. Significant intercompany balances and transactions are eliminated in consolidation.

        Nature of operations:

        PTI and Zacko design, manufacture and market bicycle helmets, bicycles and bicycle accessories for sale principally to domestic retailers. Flents designs, manufactures and markets earplugs and other safety and medical supplies such as an eye drop delivery system, styptic devices, and air filter masks. FCM and Alpine were formed in 1998, and are presently inactive.


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


        Depreciation:

        Equipment and leasehold improvements are stated at cost. Depreciation of production equipment and office equipment is provided for using accelerated methods over the estimated useful lives of the related assets. Leasehold improvements are amortized using the straight-line method over the related lease term or the estimated useful lives of the assets, whichever is shorter.

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


        Research and development costs:

        Research and development costs included in selling, general and administrative expenses are charged to operations as incurred and amounted to approximately $169,000 and $119,000 for the years ended December 31, 1998 and 1997, respectively.

        Earnings per share of common stock:

        Effective December 31, 1997, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share." In accordance with SFAS No. 128, net earnings per common share amounts ("basic EPS") are computed by dividing net income or loss by the weighted average number of common shares outstanding excluding any potential dilution. Net earnings per common share amounts assuming dilution ("diluted EPS") are computed by reflecting potential dilution from the exercise of stock options and warrants.

        A reconciliation between the numerators and denominators of the basic and diluted EPS computations for net income (loss) is as follows:


                                Year Ended December 31, 1998                    Year Ended December 31, 1997

                                                                 Per share                                    Per share
                                  Net income        Shares        amounts         Net loss       Shares        amounts
                                ---------------  -------------  ------------    -------------  ------------  -------------

           Basic EPS                $2,492,229      4,852,389         $0.51       ($941,295)     4,083,209        ($0.23)

        Dilutive stock
           options and warrants                       234,998                                  -

           Diluted EPS              $2,492,229      5,087,387         $0.49       ($941,295)     4,083,209        ($0.23)



        The   potentially   dilutive  shares  that  were  not  included  in  the
        computation of diluted earnings per share because to do so would be antidilutive consist of stock options and warrants as follows:




                                                              Options/Warrants
         Year ended December 31, 1998                                  174,000
         Year ended December 31, 1997                                  837,283

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


        Reclassification:

        For comparability, certain 1997 amounts have been reclassified where appropriate to conform to the financial statement presentation used in 1998.


2. Business combination:

        On August 5, 1997, the Company acquired Flents Products Co., Inc., a New York corporation ("Flents-New York") and concurrently merged Flents-New York into Flents, the Company's wholly-owned subsidiary organized for this purpose. After August 5, 1997, Flents-New York had no separate or independent existence, having merged into Flents. For purposes of accounting, the acquisition was effective as of the opening of business on June 1, 1997, and has been accounted for as a purchase.

        In exchange for all the outstanding shares of common stock of Flents-New York, the Company paid $2,135,435 to the shareholders of Flents-New York, and issued to them: 270,165 units consisting of 270,165 shares of the Company's common stock and 270,165 convertible value rights ("CVRs"). For purposes of the business combination, the units were valued at $10 per unit. Each CVR entitled the original holder to up to $4.00 of additional common stock of the Company to the extent that the market value of the Company's common stock was less than $10.00 per share on the one-year anniversary of the closing (August 5, 1998). On August 5, 1998 the average value (for the preceding 20 trading days) of the Company's common stock was $8.3125. Accordingly, an additional 54,846 shares of the Company's common stock were issued to the original shareholders of Flents-New York.

        The pro-forma unaudited consolidated results of operations of the Company for the year ended December 31, 1997 as if the business combination had been completed on January 1, 1997 are as follows:



              Net sales                                             $37,351,000
              Income from operations                                  1,105,000
              Net (loss)                                               (938,000)




              Net (loss) income per share of common stock:
              Basic                                                       (0.23)
              Diluted                                                     (0.23)

        On May 12, 1998, Flents acquired certain assets of the Comfees division of Magnivision, a subsidiary of American Greetings Corporation, for a purchase price of approximately $1,700,000. Comfees manufactures and distributes contact lens cases, liquid dispensers, medicine dispensers, finger splints and ear protectors, among other health and beauty care items. Comfees products are sold through several mass merchandisers. The fair market value of the assets acquired was $481,842.


3.      Inventories:

        Inventories are summarized as follows:

              Raw materials and work-in-progress                   $ 3,973,179
              Finished goods                                        11,838,602
                                                              -----------------
                                                                  $ 15,811,781
                                                              =================


4. Equipment and improvements:

        Equipment and improvements consist of the following:

              Production equipment                                 $ 2,236,303
              Office equipment                                       2,713,067
              Leasehold improvements                                   529,321
                                                               -----------------
                                                                     5,478,691
              Less accumulated depreciation                          2,412,265
                                                               -----------------
                                                               -----------------
                                                                   $ 3,066,426
                                                               =================


        During the year ended December 31, 1998, the Company capitalized $1,628,543 with respect to the implementation of the SAP R/3 accounting system. This amount was primarily composed of software and configuration costs.



5.      Loan payable, bank

        Under the terms of a line of credit agreement with a bank, the Company may borrow up to $20,000,000 based on a percentage of certain accounts receivable, inventories and equipment as defined in the agreement. All borrowings are due on demand, and are collateralized by substantially all of the Company's assets.

        The line of credit agreement requires the Company to comply with certain affirmative covenants, including the maintenance of a minimum current ratio, minimum quarterly interest ratios and a maximum leverage ratio, all as defined in the agreement. In addition, certain negative covenants (which are all defined in the agreement) call for the Company to obtain the bank's consent prior to business acquisitions, debt guarantees, sales or transfers of accounts receivable, loans, total annual capital expenditures in excess of $300,000 (which was waived for 1998), dividend declarations or payments, distributions of assets, incurring certain debt, and permitting liens against assets.

        The carrying amount of the bank loan payable ($15,217,550 at December 31, 1998) approximates fair value due to the debt instrument's market interest rate (7.75% per annum at December 31, 1998).


6.      Commitments:

        Employment contracts:

        The Company has a long-term employment agreement with a key employee and two consulting agreements with consultants. The employment agreement provides for a minimum annual compensation plus certain fringe benefits.

        The table below shows the aggregate minimum compensation required under the employment and consulting agreements:

                                 1999                $172,000
                                 2000                 172,000
                                 2001                 142,000
                                 2002                  57,000
                                 2003                  12,000
                          Thereafter                   41,000


        Leasing arrangements:

        The Company leases office space, manufacturing and warehouse facilities under operating leases which expire at various dates through the year 2004. In addition to minimum rent, most of the leases require escalation payments based on operating expenses and/or real estate taxes. One lease provides the Company with the option to lease additional space.

        Minimum payments for operating leases having initial or remaining non-cancelable terms in excess of one year are as follows:


                                 1999                     $899,000
                                 2000                      887,000
                                 2001                      330,000
                                 2002                      299,000
                                 2003                      304,000
                          Thereafter                       354,000
                                                    ---------------

                                                        $3,073,000
                                                    ===============

        Rent expense for the years ended December 31, 1998 and 1997 totaled approximately $1,123,000 and $575,000, respectively.

         Retirement plan:

       Effective January 1, 1998, the Company began sponsoring a defined contribution plan. The plan covers all eligible employees and provides for contributions of up to 3% of salary plus an additional discretionary percentage to be determined annually by resolution of the Board of Directors. Employer contribution for 1998 totaled $33,339.

7. License agreements:

        The Company has entered into various licensing agreements requiring royalty payments based on specified percentages of product sales. The future minimum guaranteed royalty payments are $339,000 in 1999 and $75,000 in 2000. Royalty expenses under these licensing agreements totaled $1,319,000 in 1998 and $468,000 in 1997.

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

        In 1998, certain product liability claims were asserted against the Company. While the outcome of such claims cannot be determined, it appears the Company's product liability insurance is adequate to cover any losses that may arise from such claims.


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

        For the year ended December 31, 1995, the Company had net income in excess of $750,000. Accordingly, the Series A preferred stockholders were entitled to 10 shares of common stock for each Series A preferred share owned. However, three preferred stockholders holding an aggregate of 23,552 preferred shares relinquished their right to receive an issuance of an aggregate of 235,520 shares of the Company's common stock. In consideration for relinquishing their rights to that common stock, the Company granted the three preferred stockholders options to acquire an aggregate of 235,520 shares of the common stock. The options have an exercise price of $4.50 (the quoted market price on the effective date of grant), were outstanding and exercisable as of December 31, 1998, and expire in January, 2006. The three preferred stockholders are also major common stockholders of the Company. The remaining 14,480 common shares were issued to the other preferred stockholders in 1996.

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

        During October 1992, the Company issued warrants to purchase 63,750 shares of common stock at $1.65 per share of which 9,000 warrants were exercised prior to January 1, 1996. The warrants were issued pursuant to a borrowing that has since been repaid. During the year ended December 31, 1997, 53,250 of these warrants were exercised resulting in total proceeds of $87,863. The remaining 1,500 warrants expired.

        During November and December 1994, the Company completed a private placement of a total of 318,956 shares of common stock. In connection with the private placement, the underwriter received warrants to purchase 62,500 shares of common stock at $3.75 per share and warrants to purchase 14,765 shares of common stock at $3.95 per share at any time during the three-year period commencing in November 1994. These warrants were exercised during the year ended December 31, 1997 resulting in proceeds of $233,750 and a note receivable of $58,322.

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

        The table below summarizes plan and non-plan stock option activity for the past two years:

                                             Number of          Weighted average
                                              Shares              exercise price
                                          ----------------     -----------------

        Outstanding, January 1, 1997                                    $3.57
                                                  658,820

        Granted
                                                  111,000                9.69
        Exercised
                                                  (5,500)                4.67
        Canceled or expired                      (18,300)
                                                                         7.88
        Outstanding, December 31, 1997
                                                  746,020                4.37

        Granted
                                                   63,500                7.74
        Exercised
                                                (105,000)                1.33
        Cancelled or expired
                                                 (35,000)               10.21

        Outstanding, December 31, 1998
                                                 670,020                 4.86
        Exercisable, December 31, 1998
                                                  611,520                4.60


        The weighted average grant date fair value of options granted during the year ended December 31, 1998 is $2.21 per option.

        Options outstanding and exercisable at December 31, 1998 and related weighted average exercise price and life information follows:


                                    Options outstanding                Options exercisable          Remaining
                              ----------------------------        ---------------------------
        Grant date              Shares            price             Shares           price        life (years)
       -------------------    -----------        ---------        ------------     ----------     ---------------

       1993-1994                  17,500            $4.11              17,500          $4.11            2

       1995                      160,000            $1.31             160,000          $1.31            1

       1996                      351,020            $5.03             351,020          $5.03            3

       1997                       78,000            $9.20              78,000          $9.20            3

       1998                       63,500            $7.74               5,000         $10.00            4



        The Company follows the disclosure-only provision of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation." Accordingly, no compensation cost has been recognized for the stock options. Had compensation cost for the Company's stock options been determined based on the fair value at the grant date for options granted in 1998 and 1997 consistent with the provisions of SFAS No. 123, the Company's net income and (loss) earnings per share would have been reduced to the pro forma amounts indicated below:



                                                                           1998                 1997
                                                                     ------------------    ----------------

              Net income (loss), as reported                          $2,492,229            $(941,295)

              Net income (loss), pro forma                              2,324,486             (276,706)


              Basic earnings (loss) per share, as reported                  0.51               (0.23)

              Basic earnings (loss) per share, pro forma                    0.48               (0.23)

              Diluted earnings (loss) per share, as reported                0.49               (0.30)

              Diluted earnings (loss) per share, pro forma                  0.46               (0.30)


The pro forma effect on net income (loss) for 1998 and 1997 does not take into consideration pro forma compensation expense related to grants made prior to 1995.


        The fair value of options at date of grant was estimated using the Black-Scholes model with the following weighted average assumptions:

                           Expected life (years)                          5

                           Interest rate                                  7.10%

                           Volatility - 1998                              38.7%
                                         - 1997                           54.7%

                           Dividend yield                                 0%


12. Segment information:

        In June 1997, the FASB issued SFAS No. 131, "Disclosures about segments of an Enterprise and Related Information", which establishes standards for the way public business enterprises report information about operating segments in interim and annual financial statements. It also establishes standards for related disclosures about products and services, geographic areas and major customers. The Company adopted SFAS No. 131 for the year ended December 31, 1998.

                The information for 1997 has been restated from the prior year's presentation in order to conform to the 1998 presentation.

        The Company has two reportable segments: PTI Sports and Flents. PTI Sports and Flents have separate management teams and infrastructures that offer different products.

        The PTI Sports segment designs, manufactures and distributes bicycle helmets, bicycles and bicycle accessories for sale, principally to major retailers in the United States and Canada.

        The Flents segment designs, manufactures and markets earplugs and other safety and medical supplies suchas an eye drop delivery system, styptic devices, and air filter masks. Customers include major department stores, drug chains and supermarket retailers in the United States.


        The accounting policies of the segments are the same as those described in the summary of the significant accounting policies. The Company evaluates performance based on operating earnings of the respective segments. Intersegment sales are not significant. Intersegment charges for production, SG&A, and interest costs are determined on a pro rata basis.

        Two major retail chains accounted for approximately 51% and 26% of net sales in 1998 and 71% and 15% of net sales in 1997. As of December 31, 1998, accounts receivable included approximately $4,365,900 and $3,898,500, respectively, due from these two customers. The PTI sports segment reports the sales of the larger of the two major customers, and both segments report the sales of the second major customer. Although other major retailers are customers, a loss of one or both of these two established major customers would cause a significant loss of sales and affect operating results adversely.



        The following table presents segment information for 1998 and 1997.


                   1998                                 PTI Sports              Flents             Other                Total
              ---------------                        ------------------    -----------------   ---------------    ------------------

              Net sales                                   $ 51,834,000          $ 8,688,000            $    -          $ 60,522,000
              Gross profit                                                                                  -
                                                            13,039,000            4,200,000                              17,239,000
              Operating earnings                                                                    (252,000)
                                                             3,718,000              885,000                               5,366,000
              Depreciation and amortization
                                                             1,126,000              379,000                 -             1,639,000
              Interest revenue
                                                                90,000                7,000             5,000               102,000
              Interest expense
                                                               715,000              256,000           147,000             1,118,000
              Income tax expense (benefit)                                                          (108,000)             1,858,000
                                                             1,588,000              378,000
              Total assets
                                                            29,812,000            7,995,000           580,000            38,387,000
              Capital expenditures
                                                             2,579,000              219,000                 -             2,798,000



                   1997                                 PTI Sports              Flents             Other                Total
              ---------------                        ------------------    -----------------   ---------------    ------------------

              Net sales                                   $ 30,851,000          $ 3,715,000            $    -          $ 34,566,000
              Gross profit                                                                                  -
                                                             9,202,000            1,613,000                              10,815,000
              Operating earnings
                                                               748,000              406,000          (50,000)             1,104,000
              Depreciation and amortization
                                                               649,000               87,000                 -               736,000
              Interest revenue
                                                                81,000               11,000             6,000                98,000
              Interest expense                                                            -                 -
                                                               316,000                                                      316,000
              Income tax expense (benefit)                                                                                1,828,000
                                                             1,056,000              863,000          (91,063)
              Total assets
                                                            15,049,000            5,077,000         1,001,000            21,127,000
              Capital expenditures                                                        -
                                                             1,559,000                                      -             1,559,000





        Financial information relating to the Company's operations by geographic area is presented below.


   Net sales                         1998                             1997
                              -------------------             ------------------

   United States               $     58,075,000                $  33,731,000

   Canada                             2,284,000                      725,000

   Other                                163,000                      110,000
                              -------------------             ------------------

                               $     60,522,000                $  34,566,000
                              ===================          =====================


        Significantly all of the Company's long-lived assets are located in the United States.



13. Income taxes:

        The income tax effects of temporary differences that give rise to significant portions of the deferred tax assets are presented as follows:



          Accounts receivable due to the allowance
             for returns and doubtful accounts                   $      200,000
          Inventories due to additional costs inventoried for
             tax purposes and inventory reserves                         66,000
          Equipment and improvements due to depreciation
             and amortization                                            84,000
          Intangible assets due to differences in amortization
                                                                        126,000
          Accounts payable and accrued expenses due to
                accrued bonuses and severance costs                       8,000
          Other                                                             -
                                                                  --------------

          Total deferred tax assets                               $     484,000
                                                                  ==============


        The significant components of the income tax provision attributable to continuing operations for the years ended December 31, 1998 and 1997 are presented below:


                                                                                   1998                 1997
                                                                          -------------------  -------------------
           Current income tax expense                                     $    2,069,000       $        1,832,000
           Deferred  income tax expense (benefits) (exclusive of the
              effects of the other components listed below)                     (186,000)                  21,000

           Tax credits                                                           (25,000)
                                                                                                          (25,000)
                                                                            -----------------  -------------------

           Income taxes                                                   $    1,858,000       $        1,828,000
                                                                          ===================  ===================



        The difference between the actual income tax provision and the income tax provision computed by applying the statutory federal income tax rate to income from operations for the years ended December 31, 1998 and 1997 is attributable to the following:



                                                                          1998                     1997
                                                                    -----------------        ------------------
        Income tax provision at 34%                                       $1,479,000                 $ 302,000
        State income taxes net of federal income tax                         350,000                   307,000
        Intangible assets and amortizations                                   42,000                    30,000
        Tax credits                                                         (25,000)                  (11,000)
        Stock-based compensation                                                   0                 1,237,000
        Other                                                                 12,000                  (37,000)
                                                                    -----------------        ------------------

        Actual income tax provison                                        $1,858,000                $1,828,000
                                                                    =================        ==================


         The federal and state components of the income tax provisions are as follows:

                                                                           1998                     1997
                                                                     -----------------         ----------------
        Federal                                                           $ 1,328,000              $ 1,423,000
        State                                                                 530,000
                                                                                                       405,000
                                                                     -----------------         ----------------

                                                                          $ 1,858,000              $ 1,828,000
                                                                     =================         ================



14. Related parties:

       At December 31, 1998, two officers/directors owed the Company approximately $507,000 and $535,000, respectively pursuant to loans. These amounts are included in the prepaid and other current assets. These loans bear interest of 6% per annum.
       Repayment of these loans is expected during the First Quarter 1999.

                For the years ended December 31, 1998 and 1997, the Company recognized interest income of approximately $ 26,000 and $30,000 from to loans officers/directors.


15. Subsequent events:

                  On January 8, 1999, Flents entered into an Asset Purchase Agreement with Karlen Manufacturing, Inc. ("Karlen") and certain shareholders providing for Flents to acquire substantially all of the net assets of Karlen for approximately $17,750,000 in cash. Karlen, which is based in the United States, is in the business of manufacturing, marketing and selling, personal health and beauty care items, including some products similar to those sold by Flents.

                  In connection with the Karlen Agreement, the Company has paid $225,000 in non-refundable deposits toward the purchase price. The closing is expected during the Second Quarter 1999.