Form 10-Q
period 1999-03-31
PTI HOLDING INC
filed 1999-05-18
CIK 885239

FORM 10-Q. - QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended March 31, 1999

                                       or

[    ]   Transition Report Pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934 For the transition period from     to
                                                            -----  ------



Commission File Number :  1-11586


                                PTI HOLDING INC.
                    ----------------------------------------
             (Exact name of registrant as specified in its charter)


              Delaware                                    13-3590980
          ---------------                              ---------------
(State or jurisdiction                                (I.R.S. Employer
of incorporation or organization)                     Identification No.)

c/o 15 East North Street, Dover, DE                         19901
-------------------------------------                  ---------------
(Address of principal executive offices)                 (Zip Code)


                                  (302) 678-0855
                    ----------------------------------------
                (Issuer's Telephone Number, Including Area Code)


     Indicate by check marker whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.          X  Yes        No


                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDING DURING THE PRECEDING FIVE YEARS :

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court.                                 Yes        No


                     APPLICABLE ONLY TO CORPORATE ISSUERS :

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of May 16, 1999, 4,956,352 shares of the issuer's common equity were outstanding.

         This is the registrant's initial form 10-Q report, form 10-QSB was filed in all applicable preceding quarters.



                          PART I FINANCIAL INFORMATION



ITEM 1.  Financial Statements.
                                                                           Page

Consolidated Balance Sheets as of March 31, 1999 and December 31, 1998       12

Consolidated Statements of Operations for the quarters
ended March 31, 1999 and 1998                                                13

Consolidated Statements of Cash Flows for the quarters
ended March 31, 1999 and 1998                                                14

Notes to Consolidated Financial Statements                              15 - 18



ITEM 2.  Management's Discussion and Analysis


         Statements in this Quarterly Report on Form 10-Q concerning the Company's business outlook or future economic performance, or other financial items, and plans and objectives related thereto, and statements concerning assumptions made or expectations as to any future events, conditions, performance or other matters, are "forward-looking statements" as that term is defined under the Federal Securities Laws. Forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results to differ materially from those stated in such statements.

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

         On March 1, 1994, the Company acquired Foam-O-Rama, Inc. ("Foam"), a New York corporation which was principally engaged in the business of the design, marketing and sale of bicycle helmets, by merging it with and into the company's wholly-owned operating subsidiary, Protective Technologies International Inc., a New York corporation ("PTI"), pursuant to a Merger Agreement and Plan of Reorganization dated February 14, 1994 among PTI, Foam and Foam's shareholders. From and after March 2, 1994, Foam had no separate or independent existence, having been merged into PTI. For purposes of the transfer of the economic benefits and risks of such transaction and the ongoing business of Foam, the acquisition was deemed to have occurred as of the opening of business on January 1, 1994.

         On August 5, 1997, the Company consummated the merger (the "Merger") of Flents Products Co., Inc., a New York corporation ("Flents-NY"), which was principally engaged in the business of the manufacture of wax earplugs and the marketing and sale of earplugs and other safety and medical supplies, such as an eye drop delivery system, styptic devices, and air-filter masks, with and into the Company's wholly owned subsidiary, Flents Products Co., Inc., a Delaware corporation ("Flents"), pursuant to an Agreement and Plan of Merger among the Company, Flents and Flents-NY. For purpose of accounting, the acquisition was effective as of the opening of business on June 1, 1997, and has been accounted for as a purchase. Flents delivered at closing an aggregate merger consideration of approximately $4.8 million. On October 5, 1998, in accordance with certain provisions of the Flents transaction, an additional 54,846 shares of the company's common stock were issued to the original shareholders of Flents.



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

         On April 14, 1999, Flents consummated an Asset Purchase Agreement with Karlen Manufacturing, Inc. ("Karlen") and certain shareholders providing for the acquisition of substantially all of the operating net assets (other than cash) of Karlen for approximately $17,750,000. The Karlen operation, which is based in Michigan, is in the business of manufacturing, marketing and selling, personal health and beauty care items, including some products similar to those sold by Flents. It operates from a rented facility in Michigan. In 1998, Karlen had revenues of approximately $12,000,000.

         Flents has financed the acquisition of Karlen and its working capital needs through a variety of sources.

         Flents has to entered into a Revolving Credit, Term Loan and Security Agreement with PNC Bank providing for a three-year term loan of $4,000,000 with interest at the bank's base rate plus .75% and a line of credit of $6,000,000 with interest at the bank's base rate plus .25%. Flents pledged all of its assets as security for this financing.

         Flents has also borrowed $8,000,000 from The 1818 Mezzanine Fund (the "Fund"), an affiliate of Brown Brothers Harriman and Co. The loan is due in its entirety in six years and provides for interest at 12% per year. Such loan from the Fund entitles the Fund, through a warrant, to acquire shares of common stock (for a nominal amount) that will constitute after exercise 22% of the outstanding shares of common stock of Flents.

         Flents has also sold, for $1,800,000, shares of its common stock that constitutes 18% of Flents' common stock assuming exercise of the Fund's warrant. The purchasers are two individuals, both are directors and officers of the Company. A fairness opinion has been obtained to support the purchase price paid by these two directors.

         In addition, the Company has contributed $1,000,000 in cash to Flents' capital, lent an additional $1,000,000 to Flents' and assumed a three-year promissory note representing part of the purchase price to Karlen in the amount of $1,000,000 with interest at 12% per year. The Company has also guaranteed repayment of Flents' loans from PNC Bank.

         After the sale of shares to the two officers and exercise of the Fund's warrant, the Company will hold 60% of the outstanding shares of common stock of Flents.

         In order to finance the Company's contributions to Flents' acquisition of Karlen and PTI's working capital needs, PTI has entered into a Revolving
Credit, Term Loan and Security Agreement with PNC Bank providing for a three-year term loan of $3,000,000 with interest at the bank's base rate plus
 .75% and a line of credit of $22,000,000 with interest at the bank's base rate plus .25% interest. Upon the closing of such financing, the Company has repaid its previous outstanding bank financing in full. PTI pledged all of its assets as security for this financing. The company has also guaranteed repayment of PTI's loans from PNC Bank.

         The closing of the acquisition occurred during April 1999.

              Three Months ended March 31, 1999 as compared to the
                       Three Months ended March 31, 1998

         The Company's net sales were $16,120,849 during the first quarter ended March 31, 1999, an increase of 37% from net sales of $11,745,977 for the same period in 1998. The 37% sales increase from 1998 to 1999 resulted predominantly from the following:

o Increased sales to existing customers through the addition of new helmet models, from increased market share at the expense of competitors.
o  Increased sales in existing models due to growth in the overall helmet market
o  Increased sales of the Company's bicycle and bicycle accessory products.
o  The addition of new retail outlets for the Company's products.
o  Introducing new accessory product lines.
o The Company's license arrangements with Hasbro, Inc. and Spice Girls Limited, Inc. to manufacture and market helmets, bicycles and bicycle accessories under the PlayskoolTM , Tonka,TM and Spice GirlsTM brand names, and with Mattel, Inc. to manufacture and market helmets under the Barbie,(TM) name.
o An increase in sales of the Flents subsidiary. Sales for the first quarter ended March 31, 1999 from Flents were $2,274,617, compared to sales of $1,856,113 for the same period in 1998. The increase primarily results from sales from the acquisition of Comfees in May 1998.


         The cost of sales for the quarter ended March 31, 1999 was $11,511,592 (resulting in a gross profit margin of 29%), compared to the Company's cost of sales for the quarter ended March 31, 1998 of $8,054,509 (resulting in a gross profit margin of 31%). Although Flents' gross profit margin contribution approximated 45% in 1999 and 48% in 1998, the 3% decrease in the consolidated gross profit margin is primarily related to an increase in bicycle sales in 1999, a lower margin product line.

     Selling, general and administrative expenses for the quarter ended March 31, 1999 were $3,508,369 compared to selling, general and administrative expenses of $2,381,616 for the quarter ended March 31, 1998. SG&A expenses, as a percentage of sales were 22% and 20% for the quarters ended March 31, 1999 and 1998, respectively. The increased selling, general and administrative spending in the first quarter of 1999 was primarily due to the higher costs associated with the expansion of the helmet, bicycle and bicycle accessory business, coupled with an increased percentage of sales from licensed products,the acquisition of Comfees, installation of new systems and the higher costs for human resources.

     The Company had a net income of  $485,063  for the quarter  ended March
31, 1999 compared to the Company's net income for the quarter ended March 31, 1998 of $732,265.


Liquidity and Capital Resources


         The Company has satisfied its capital requirements through the proceeds of its initial public offering of securities, which resulted in net proceeds of approximately $3,800,000, through the proceeds of a Regulation 'S' private placement in November 1994, which resulted in gross proceeds of approximately $751,875, through the exercise of certain outstanding options held by employees and consultants of the Company, which resulted in net proceeds of approximately $530,000, through internal cash flow, through the Company's credit facilities described elsewhere in "Management's Discussion and Analysis" and through the exercise of public warrants in 1997, which resulted in gross proceeds of approximately $3,002,000.

         The Company's working capital at March 31, 1999 was $10,965,257 as compared to $10,320,370 at December 31, 1998.

         The cash flows of the Company have fluctuated due to the impact of net income and losses, capital spending, working capital requirements, the issuance of common stock and other financing activities. The Company expects that cash flows in the near future will be primarily determined by the levels of net income, working capital requirements, and financings, if any, undertaken by the Company. Net cash increased (decreased) by $616,362 and $(302,126) in the quarters ended March 31, 1999 and 1998, respectively.

         Net cash (used in) provided by operating activities was $1,955,203 and $(4,493,785) in the quarters ended March 31, 1999 and 1998, respectively. Net income was $485,063 and $732,265 for the same periods, respectively.

         Net cash provided by (used in) investing activities was $120,961 and $(2,120,569) in the quarters ended March 31, 1999 and 1998, respectively. Net cash used in investing activities included capital expenditures of $271,500 and $1,258,309 in these periods, respectively, primarily for computer and manufacturing equipment.

         Net cash provided by (used in) financing an activity was $(1,459,802) and $6,312,228 in the quarters ended March 31, 1999 and 1998, respectively. During the three months ended March 31, 1999 and 1998 proceeds (repayments) from the bank loan were $(1,459,802) and $6,369,227, respectively.

         The Company pays its employees and vendors on a weekly, monthly or bimonthly basis, while its customers pay for products on an average of 75 days after shipment, and therefore the Company has substantial needs for working capital. As of March 31, 1999, the Company had $1,453,980 of cash available for its cash needs, compared to cash of $380,034 as of March 31, 1998.

         On May 6, 1996, PTI opened a revolving line of credit at Key Bank of New York. The line of credit which was repaid on April 14, 1999, was collateralized by the Company's inventory, receivables and other assets, and guaranteed by the Company. As of March 31, 1999, the Company had $13,757,748 outstanding pursuant to such line of credit.

     On April 14, 1999, the Company negotiated new financing agreements with PNC Business Credit. Under the terms of the new financing agreement, PNC Business Credit has issued separate financing agreements for PTI and Flents. Each company now has a line of credit collateralized by such company's inventory, receivables and other assets, and guaranteed by the Company as well as a separate term loan. PTI has the availability on its line of credit up to $22,000,000, and has a term loan of $3,000,000; Flents has the availability on its line of credit up to $6,000,000 and a term loan of $4,000,000. Each term loan carries terms of three years and bear interest of prime plus .75%. The lines of credit for each bear interest at prime plus .25%. At the closing of these financing agreements, the balance owed to Key Bank, pursuant to the line of credit with Key Bank, was fully repaid and the Karlen asset acquisition was completed.

     Flents also entered into, with a subordinated lender, a Securities Purchase Agreement by which the lender advanced $8,000,000 to Flents and acquired (1) detachable warrants (the "Flents warrants") exercisable to purchase 22 shares of common stock of Flents, par value $.01 per share, which would constitute upon exercise 22% of the issued and outstanding common stock of Flents on a diluted basis, and (2) an $8,000,000 promissory note with an interest rate of 12%. The Flents warrants are exercisable for a nominal purchase price until April 14, 2009. The promissory note is payable interest only for six years and is due in full at maturity in six years. Pursuant to an Investment Agreement by and among two of the Company's officers/directors, Flents issued an aggregate of 18% of its common stock of Flents, for consideration of $1,800,000.

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

         The Company's research and development efforts are directed toward developing new products, improving existing products and refining its manufacturing processes. Such research and development costs amounted to approximately $54,000 for the quarter ended March 31, 1999 and approximately $47,000 for the quarter ended March 31, 1998. It is expected that the Company will spend approximately $200,000 on research and development during the 1999 year.

Introduction of the Euro

         On January 1, 1999, eleven of the fifteen member countries of the European Union established fixed conversion rates between their existing sovereign currencies and a new currency called the "Euro". These countries agreed to adopt the Euro as their common legal currency on that date. The Euro trades on currency exchanges and is available for non-cash transactions. Until January 2, 2002, the existing sovereign currencies will remain legal tender in these countries. On January 1, 2002, the Euro is scheduled to replace the sovereign legal currencies of these countries. The Company will evaluate the impact the implementation that the Euro will have on its business operations, and no assurance can be given that the implementation of the Euro will not have a material affect on the Company's business, financial position and results of operational, and operations, and cash flows. In addition, the Company cannot accurately predict the impact the Euro will have on currency exchange rates or the Company's currency exchange risk.


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


ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk.


Market Risks and Sensitivity Analysis

       The Company is exposed to various market risks, including changes in interest rates. This analysis presents the hypothetical loss in earnings, cash flows and fair values of the financial instruments which are held by the Company at March 31, 1999, and are sensitive to the above market risks. As of March 31, 1999 the financial instrument subject to this risk was the loan payable outstanding at March 31, 1999 with interest at market rate. This loan has subsequently been retired. See discussion of refinancing in the notes to consolidated financial statements.





                            PART II OTHER INFORMATION


ITEM 1.  Legal Proceedings.



         In the first quarter of 1999, certain product liability claims were asserted against the Company. While the outcome of such claims can not be determined, it appears the Company's product liability insurance is adequate to cover any losses that may arise from such claims.



ITEM 4.  Submission of Matters to a Vote of Security-Holders.


         No matter was submitted during the first quarter of the Company's 1999 fiscal year to a vote of security-holders.




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

10.2 Form of Stock Option granted to employees, independent contractors and consultants, incorporated by reference to exhibit number 10.14 in the Registrant's Registration Statement on Form SB-2 under the Securities Act of 1933, as amended, File No. 33-53466

10.3 Agreement and Plan of Merger dated February 14, 1994 among Protective Technologies International Inc., Foam-O-Rama, Inc., Ellen Schaeffer and Lori Hillsberg, as amended, incorporated by reference to exhibit number 2 in the Registrant's Current Report on Form 8-K dated March 16, 1994 under the Securities Exchange Act of 1934, as amended

10.4 Non  competition   Agreement   dated  March  1,  1994  between   Protective
     Technologies International Inc. and Ellen Schaeffer and Lori Hillsberg, incorporated by reference to exhibit number 99.1 in the Registrant's Current Report on Form 8-K dated March 16, 1994 under the Securities Exchange Act of 1934, as amended

10.5 Non-competition Agreement dated March 1, 1994 between Protective Technologies International Inc. and Warren Schaeffer and Alan Hillsberg, incorporated by reference to exhibit number 99.2 in the Registrant's Current Report on Form 8-K dated March 16, 1994 under the Securities Exchange Act of 1934, as amended

10.6 Form of Promissory Note memorializing loans from directors and officers as authorized by the Board of Directors on March 13, 1996, incorporated by reference to exhibit number 10.21 in the Registrant's Annual Report on Form 10-KSB for the period ended December 31, 1995, under the Securities Exchange Act of 1934, as amended

10.7 Guarantee   from  Warren   Schaeffer  and  Alan   Hillsberg  to  Protective
     Technologies International Inc., incorporated by reference to exhibit number 10.21 in the Registrant's Quarterly Report on Form 10-QSB for the period ended September 30, 1995, under the Securities Exchange Act of 1934, as amended

10.10Line of Credit  Agreement  (Asset  Based),  dated May 6, 1996,  between Key
     Bank of New York, Protective Technologies International Inc., PTI Holding Inc. and Protective Technologies of America Inc., and collateral loan documents thereto, incorporated by reference to exhibit number 10.25 in the Registrant's Quarterly Report on Form 10-QSB dated March 31, 1996, under the Securities Exchange Act of 1934, as amended

10.13Merger Agreement and plan of  Reorganization  dated July 25, 1997 among PTI
     Holding Inc. and Flents Products Co., Inc., as amended, incorporated by reference to exhibit numbers 1 and 2 in the Registrant's Current Report on Form 8-K date August 20, 1997 under the Securities Exchange Act of 1934, as amended.

10.14Asset  Purchase  Agreement  dated  January  8,  1999,  by and among  Flents
     Products Co., Inc., Karlen Manufacturing, Inc., incorporated by reference to exhibit number 1 in the Registrant's Current Report in Form 8-K dated April 14, 1999 under the Securities Exchange Act of 1934, as amended.

10.15Purchase Money Promissory Note made payable to Karlen  Manufacturing,  Inc.
     dated April 14, 1999. Incorporated by reference to exhibit number 2 in the Registrant's Current Report in Form 8-K dated April 14, 1999 under the Securities Exchange Act of 1934, as amended.

10.16Revolving Credit, Term Loan and Security Agreement dated April 14, 1999 between Flents Products Co., Inc., and PNC Bank, National Association. Incorporated by reference to exhibit number 3 in the Registrant's Current Report in Form 8-K dated April 14, 1999 under the Securities Exchange Act of 1934, as amended.

10.17revolving Credit, Term Loan and Security Agreement dated April 14, 1999 by and among Protective Technologies International Inc., Zacko Sports Inc. and PNC Bank, National Association. Incorporated by reference to exhibit number 4 in the Registrant's Current Report in Form 8-K dated April 14, 1999 under the Securities Exchange Act of 1934, as amended.

10.18Securities  Purchase Agreement dated April 14, 1999 between Flents Products
     Co., Inc. and The 1818 Mezzanine Fund, LP Incorporated by reference to exhibit number 5 in the Registrant's Current Report in Form 8-K dated April 14, 1999 under the Securities Exchange Act of 1934, as amended.

10.19Investment   Agreement   dated  April  14,  1999  by  and  among   Meredith
     Birrittella, Warren Schaeffer, and Flents Products Co., Inc. Incorporated by reference to exhibit number 6 in the Registrant's Current Report in Form 8-K dated April 14, 1999 under the Securities Exchange Act of 1934, as amended.

10.20Management  Agreement  dated April 14, 1999 between  Flents  Products  Co.,
     Inc. and Protective Technologies International Inc. Inc. Incorporated by reference to exhibit number 7 in the Registrant's Current Report in Form 8-K dated April 14, 1999 under the Securities Exchange Act of 1934, as amended.

10.21Shareholder's  Agreement  dated April 14, 1999 by and among Flents Products
     Co., Inc., PTI Holding Inc., The 1818 Mezzanine Fund, L.P., Meredith Birrittella, and Warren Scheaffer. Incorporated by reference to exhibit number 8 in the Registrant's Current Report in Form 8-K dated April 14, 1999 under the Securities Exchange Act of 1934, as amended.

10.22Fairness  Opinion  rendered by Management  Planning,  Inc.  dated April 13,
     1999. Incorporated by reference to exhibit number 9 in the Registrant's Current Report in Form 8-K dated April 14, 1999 under the Securities Exchange Act of 1934, as amended.

10.23Consent of Management Planning, Inc. Incorporated by reference to exhibit number 10 in the Registrant's Current Report in Form 8-K dated April 14, 1999 under the Securities Exchange Act of 1934, as amended


  21           Subsidiaries of registrant

(b)  Reports on Form 8-K

The Company did not file any Current Report on Form 8-K during the quarter ended March 31, 1999.

On April 29, 1999, the Company filed Form 8-K, reporting the asset acquisition of Karlen Manufacturing Inc., and other matters related to this acquisition including new financing arrangements and minority interests in the Company's Flents Products Co., Inc.
subsidiary.










                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


PTI HOLDING INC.



By
    Meredith W. Birrittella,
    Chairman of the Board
    Chief Executive Officer (authorized signatory)



         In accordance with the requirements of the Securities Act of 1933, this report has been signed by the following persons in the capacities and on the dates stated.



-----------------------      Chief Executive Officer,              May 17, 1999
Meredith W. Birrittella      Chairman and Director

-----------------------      Chief Financial Officer               May 17, 1999
Anthony Costanzo             Chief Accounting

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




         In accordance with the requirements of the Securities Act of 1933, this report has been signed by the following persons in the capacities and on the dates stated.


/s/ Meredith W. Birrittella        Chief Executive Officer,       May 17, 1999
-----------------------------      Chairman and Director
Meredith W. Birrittella
/s/ Anthony Costanzo               Chief Financial Officer        May 17, 1999
-----------------------------      Chief Accounting Officer
Anthony Costanzo


                        PTI HOLDING INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET





ASSETS
                                                                                        March 31, 1999            December 31, 1998
                                                                                   --------------------        ---------------------
                                                                                          (unaudited)                 (audited)

Current assets:
    Cash and cash equivalents                                                   $          1,453,980            $           837,618
    Accounts receivable, net of allowance for returns and doubtful                        14,675,975                     11,169,056
         collections of $500,000
    Inventories                                                                           13,191,872                     15,811,781
    Deferred tax asset                                                                       256,000                        266,000
    Prepaid expenses and other current assets                                              1,640,862                      1,670,826
                                                                                  ---------------------         --------------------

    Total current assets                                                                  31,218,689                     29,755,281

Deferred tax asset                                                                           218,100                        218,400
Equipment and improvements, net                                                            2,947,791                      3,066,426
Intangible assets, net                                                                     5,305,969                      5,346,858
                                                                                  -------------------           --------------------
                                                                                          39,690,549                     38,386,965
                                                                                  ===================           ====================


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Loan payable, bank                                                                    13,757,748                     15,217,550
    Accounts payable and accrued expenses                                                  6,495,684                      4,217,361
                                                                                  -------------------           --------------------
 Total current liabilities                                                                20,253,432                     19,434,911
                                                                                  -------------------           --------------------


Commitments and contingencies

Stockholders' equity:
    Common stock, $.01 par value; authorized 10,000,000 shares, issued
         and outstanding 4,956,352 shares                                                     49,564                         49,564
    Note receivable                                                                          (58,322)                       (58,322)
    Capital in excess of par                                                               6,283,217                     16,283,217
    Retained earnings                                                                      3,162,658                      2,677,595
                                                                                ---------------------           --------------------
    Total stockholders' equity                                                            19,437,117                     18,952,054
                                                                                ---------------------           --------------------
                                                                                $         39,690,549            $        38,386,965
                                                                                =====================           ====================



                        PTI HOLDING INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                   THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                                   (Unaudited)


                                                                                       March 31, 1999                March 31, 1998
                                                                                  ----------------------         -------------------
Net sales                                                                                 $ 16,120,849                $ 11,745,977

Cost of sales                                                                               11,511,592                   8,054,509
                                                                                   --------------------         --------------------
Gross profit                                                                                 4,609,257                   3,691,468
                                                                                   --------------------         --------------------
Operating expenses :
     Licensing fees                                                                            478,701                      91,906
     Depreciation and amortization                                                             431,025                     288,489
     Other selling, general and administrative expenses                                      2,598,643                   2,001,221
                                                                                   --------------------         --------------------
Total operating expenses                                                                     3,508,369                   2,381,616
                                                                                   --------------------         --------------------

Income from operations                                                                       1,100,888                   1,309,852

Interest expense, net                                                                          264,572                      47,326
                                                                                   --------------------         --------------------
Income before income taxes                                                                     836,316                   1,262,526

Income taxes                                                                                   351,253                     530,261
                                                                                   --------------------        ---------------------
Net income                                                                                   $ 485,063                   $ 732,265
                                                                                   ====================        =====================


Net income per share of common stock :
   Basic                                                                                        $ 0.10                      $ 0.15
   Diluted                                                                                        0.10                        0.14


Weighted average shares outstanding :
   Basic                                                                                     4,956,352                    4,796,506
   Diluted                                                                                   5,014,769                    5,279,497





                        PTI HOLDING INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                   THREE MONTHS ENDED MARCH 31, 1999 AND 1998


                                                                                                1999                       1998
                                                                                        ----------------             ---------------
Cash flows from operating activities:
       Net income                                                                           $ 485,063                   $ 732,265
       Adjustments to reconcile net income to net cash used in operating activities:
       Provision for returns and doubtful accounts                                                  -                     100,000
       Depreciation and amortization                                                          390,135                     236,317
       Amortization of intangible assets                                                       40,889                      52,172
       Deferred income (benefit) tax                                                           10,300                     (56,537)
       (Increase) decrease in operating assets:
            Accounts receivable                                                            (3,506,919)                 (6,362,367)
            Inventories                                                                     2,619,909                  (2,998,493)
            Prepaid expenses and other current assets                                        (362,497)                      8,368
       Increase in operating liabilities:
           Accounts payable and accrued expenses                                            2,278,323                   3,207,692
           Other current liabilities                                                                -                     586,798
                                                                                        ----------------           ----------------
       Net cash provided by (used in) operating activities                                  1,955,203                  (4,493,785)
                                                                                        ----------------           ----------------

Cash flows from investing activities:
       Loans to stockholders, net of repayments                                               392,461                    (862,260)
       Purchase of equipment and improvements                                                (271,500)                 (1,258,309)
                                                                                        ----------------           ----------------
       Net cash provided by (used in) investing activities                                    120,961                  (2,120,569)
                                                                                        ----------------           ----------------

Cash flows from financing activities:
       Payments of other current liabilities                                                        -                     (56,999)
       (Repayments) proceeds from bank loan, net                                           (1,459,802)                  6,369,227
                                                                                        ----------------           ----------------
       Net cash (used in) provided by  financing activities                                (1,459,802)                  6,312,228
                                                                                        ----------------           ----------------
Net increase (decrease) in cash and cash equivalents                                          616,362                    (302,126)

Cash and cash equivalents, beginning of period                                                837,618                     682,160
                                                                                        ----------------           ----------------
Cash and cash equivalents, end of period                                                  $ 1,453,980                   $ 380,034
                                                                                        ================           ================
Supplemental disclosure:
       Interest paid                                                                        $ 292,614                    $ 77,886




                        PTI HOLDING INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS





1.      Basis of presentation:

        The consolidated financial statements included herein have been prepared by the Company, without an audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1998 and filed with the Securities and Exchange Commission.

        In the opinion of the Company's management, these unaudited consolidated financial statements include all adjustments, consisting solely of normal recurring adjustments, necessary in order to present fairly the Company's consolidated financial position as of March 31, 1999 and the results of its operations and its cash flows for the three months ended March 31, 1999. The results of operations for an interim period are not necessarily indicative of the results to be attained in any other fiscal period.

        Reclassification:

        For comparability, certain 1998 amounts have been reclassified where appropriate to conform to the financial statement presentation used in 1999.


2.      Contingent liabilities:

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


3.      Segment Information:

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

        The information for 1998 has been restated from the prior year's presentation in order to conform to the 1999 presentation.

        The Company has two reportable segments: PTI Sports and Flents. PTI Sports and Flents have separate management teams and infrastructures that offer different products.

        The PTI Sports segment designs, manufactures and distributes bicycle helmets, bicycles and bicycle accessories for sale, principally to major retailers in the United States and Canada.

        The Flents segment designs, manufactures and markets earplugs and other safety and medical supplies such as an eye drop delivery system, styptic devices, and air filter masks. Customers include major department stores, drug chains and supermarket retailers in the United States.



        The accounting policies of the segments are the same as those described in the summary of the significant accounting policies. The Company evaluates performance based on operating earnings of the respective segments. Inter-segment sales are not significant. Inter-segment charges for production, SG&A, and interest costs are determined on a pro rata basis.

        Two major retail chains accounted for approximately 43% and 27% of net sales in 1999 and 35% and 30% of net sales in 1998. As of March 31, 1999, accounts receivable included approximately $5,062,000 and $5,420,000 respectively, due from these two customers. The PTI sports segment reports the sales of the larger of the two major customers, and both segments report the sales of the second major customer. Although other major retailers are customers, a loss of one or both of these two established major customers would cause a significant loss of sales and affect operating results adversely.

        The following table presents segment information for the quarter ended March 31, 1999 and 1998.

                   1999                                 PTI Sports              Flents             Other                Total
              ---------------                        ------------------    -----------------   ---------------    ------------------

              Net sales                                     13,846,000            2,275,000          -                   16,121,000
              Gross profit                                   3,583,000            1,026,000          -                    4,609,000
              Operating earnings                               907,000              220,000          (26,000)             1,101,000
              Depreciation and amortization                    325,000              106,000          -                      431,000
              Interest revenue                                  24,000                2,000            1,000                 27,000
              Interest expense                                 198,000               94,000          -                      292,000
              Income tax expense (benefit)                     308,000               54,000          (11,000)               351,000
              Total assets                                  30,979,000            8,160,000          562,000             39,701,000
              Capital expenditures                             254,000               17,000          -                      271,000

                   1998                                 PTI Sports              Flents             Other                Total
              ---------------                        ------------------    -----------------   ---------------    ------------------

              Net sales                                      9,890,000            1,856,000          -                   11,746,000
              Gross profit                                   2,810,000              882,000          -                    3,692,000
              Operating earnings                             1,033,000              287,000          (11,000)             1,310,000
              Depreciation and amortization                    220,000               68,000          -                      288,000
              Interest revenue                                  16,000                2,000            1,000                 19,000
              Interest expense                                  78,000                -              -                       78,000
              Income tax expense (benefit)                     462,000               72,000           (4,000)               530,000
              Total assets                                  25,462,000            5,492,000        1,012,384             31,966,000
              Capital expenditures                           1,243,000               15,000           15,000              1,258,000

        Financial information relating to the Company's operations by geographic area is presented below.

              Net sales                                                           1999                                 1998
                                                                           -------------------                 ---------------------

              United States                                                        15,448,000                            10,661,000
              Canada                                                                  623,000                             1,045,000
              Other                                                                    50,000                                40,000
                                                                           -------------------                 ---------------------

                                                                         $         16,121,000              $             11,746,000
                                                                           ===================                 =====================



        Significantly all of the Company's long-lived assets are located in the United States.



4.       Subsequent events:

       On April 14, 1999, Flents Products Co., Inc., ("Flents"), prior to that date a wholly owned subsidiary of the Company, consummated an asset acquisition (the "Acquisition") of Karlen Manufacturing, Inc., ("Karlen"). The Company acquired substantially all of the operating assets of Karlen, other than one product line and cash. The purchase price was $17,750,000 subject to adjustment. The assets were acquired subject to substantially all existing operating liabilities of Karlen, other than liabilities related to the excluded product line. The Acquisition was consummated pursuant to an Asset Purchase Agreement dated January 8, 1999, as amended by amendment dated April 14, 1999, among Flents, Karlen and the shareholders of Karlen.

       The purchase price consisted of a $16,750,000 cash payment and a $1,000,000 promissory note. The operating assets which were not acquired in the Acquisition include Karlen's Blue Devil product line, which constituted approximately 1% - 2% of Karlen's net sales in 1998. Other assets which were not acquired include the cash and the cash equivalents of Karlen, which totaled approximately $1,400,000 as of June 30, 1998.

       Karlen had revenues in the amount of approximately $12,345,000 in 1998. The assets acquired include approximately $1,585,000 in accounts receivables, $1,800,000 in inventory and $372,000 in property and equipment. Flents assumed current liabilities of approximately $373,000.

       All agreements entered into and described below are dated April 14,1999 unless noted otherwise

       In connection with the Acquisition, Flents entered into an Employment Agreement with the chief operating officer of Karlen, to serve as the President of Flents. The Employment Agreement has a term of five years.

       Flents also entered into a Lease Agreement. The lease is for a term of three years and is at specified rental payments, which Flents believes are fair market rates. The Trust is a shareholder of Karlen.

       In addition, Flents has entered into a Requirements Agreement by which Flents has agreed to buy all of its requirements of non-latex polyurethane cosmetic grade foam, subject to the terms of the Agreement, from an entity related to a Karlen shareholder. This raw material is used in the manufacture of foam wedges which are used in various cosmetic products. The term of this agreement is for three years with purchase prices under the Requirements Agreement approximately equal to the historic purchase prices charged to Karlen for this critical raw material.

       To finance the Acquisition, at the Closing, Flents entered into a $10,000,000 financing facility pursuant to a Revolving Credit, Term Loan and Security Agreement with a bank. The facility includes a Term loan of $4,000,000, fully funded at closing, and a line of credit of $6,000,000 of which at closing approximately $2,900,000 was drawn and approximately $1,000,000 was available under the facility's various borrowing limits. Flents pledged all of its assets as security for this financing. The term loan carries a term of three years and bears interest of prime plus .75%. The line of credit for bears interest at prime plus .25%.

       Flents also entered into, with a subordinated lender, a Securities Purchase Agreement by which the lender advanced $8,000,000 to Flents and acquired (1) detachable warrants (the "Flents warrants") exercisable to purchase 22 shares of common stock of Flents, par value $.01 per share, which would constitute upon exercise 22% of the issued and outstanding common stock of Flents on a diluted basis, and (2) an $8,000,000 promissory note with an interest rate of 12%. The Flents warrants are exercisable for a nominal purchase price until April 14, 2009. The promissory note is payable interest only for six years and is due in full at maturity in six years. Pursuant to an Investment Agreement by and among two of the Company's officers/directors, Flents issued an aggregate of 18% of its common stock of Flents, for consideration of $1,800,000.

       Upon the exercise of the warrants, the Company will own 60% of Flents. Because Flents is no longer a wholly owned subsidiary of the Company, Flents also entered into a Management Agreement with Protective Technologies International Inc., ("PTI Sports"), a wholly owned subsidiary of the Company. Under the Management Agreement, PTI Sports will provide various services to Flents, including senior executive services of the Chief Executive Officer and the Chief Financial Officer, information and data processing functions and services, management systems and services, and senior human resource management functions and services, such as payroll, benefits, pension and related functions.

       Flents also entered into a Shareholders' Agreement by and among Flents, the Company, the Subordinated lender and the two officers/directors owning 18% of Flents. The Shareholders' Agreement places various restrictions including the transfer of shares of Flents common stock.

       Also at Closing, PTI Sports and Zacko Sports Inc., ("Zacko"), both of which are wholly owned subsidiaries of the Company, entered into a $25,000,000 financing facility pursuant to a Revolving Credit, Term Loan and Security Agreement by and among PTI Sports, Zacko and the Bank. The facility includes a term loan of $3,000,000, fully funded at closing, and a line of credit of $22,000,000 of which at closing approximately $11,100,000 was drawn and approximately $4,400,000 was available under the facility's various borrowing limits. PTI Sports and Zacko pledged all of their assets as security for this financing.

       The proceeds of the loans from the Bank were also used to repay all existing bank financing of Flents, PTI Sports and Zacko, outstanding, or approximately $13.6 million as of March 31, 1999