Form 10-Q
period 1999-06-30
PTI HOLDING INC
filed 1999-08-18
CIK 885239

FORM 10-Q. - QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                            OF THE SECURITIES EXCHANGE ACT OF 1934


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934
    For the quarterly period ended    June 30, 1999
                                     ----------------

                               or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934
    For the transition period from     to       .
                                  -----  --------



Commission File Number :  1-11586


                                  PTI HOLDING INC.
                       ------------------------------------------
                (Exact name of registrant as specified in its charter)


              Delaware                                   13-3590980
       ---------------------                           -------------
(State or jurisdiction                              (I.R.S. Employer
of incorporation or organization)                   Identification No.)

c/o 15 East North Street, Dover, DE                        19901
---------------------------------------                -------------
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


                       APPLICABLE ONLY TO CORPORATE ISSUERS :

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of August 16, 1999, 4,956,352 shares of the issuer's common equity were outstanding.









                       PART I FINANCIAL INFORMATION



ITEM 1.  Financial Statements
                                                                     Page

Consolidated Balance Sheets as of June 30, 1999
and December 31, 1998                                                 12

Consolidated Statements of Operations for the quarters
ended June 30, 1999 and 1998                                          13

Consolidated Statements of Cash Flows for the quarters
ended June 30, 1999 and 1998                                          14

Notes to Consolidated Financial Statements                            15 - 19



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

         On April 14, 1999, Flents consummated an Asset Purchase Agreement with Karlen Manufacturing, Inc. ("Karlen") and certain shareholders providing for the acquisition of substantially all of the operating net assets (other than cash) of Karlen for approximately $17,750,000, excluding the acquisition costs. The Karlen operation, which is based in Michigan, is in the business of manufacturing, marketing and selling personal health and beauty care items, including some products similar to those sold by Flents. It operates from a rented facility in Michigan. In 1998, Karlen had revenues of approximately $12,000,000.

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

         Flents has also issued, for $1,800,000, shares of its common stock that constitutes 18% of Flents' common stock The purchasers are two individuals. Both are directors and officers of the Company. A fairness opinion has been obtained to support the purchase price paid by these two directors.

         In addition, the Company has contributed $1,000,000 in cash to Flents' capital, lent an additional $1,000,000 to Flents and assumed a three-year promissory note representing part of the purchase price to Karlen in the amount of $1,000,000 with interest at 12% per year. The Company has also guaranteed repayment of Flents' loans from PNC Bank.

         After the sale of shares to the two directors and exercise of the Fund's warrant, the Company will hold 60% of the outstanding shares of common stock of Flents.

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


Three Months ended June 30,1999 compared to the Three Months ended June 30,1998
--------------------------------------------------------------------------------

         The Company's net sales were $21,769,208 during the three months ended June 30, 1999, an increase of 12% from net sales of $19,397,234 for the same period in 1998. The 12% sales increase from 1998 to 1999 resulted predominantly from an increase in sales of the Flents subsidiary. Sales for the second quarter ended June 30, 1999 from Flents were $4,854,349 compared to sales of $2,187,791 for the same period in 1998. The increase primarily results from sales from the acquisition of Comfees in May 1998 and Karlen in April 1999.


         The cost of sales for the quarter ended June 30, 1999 was $16,195,452 (resulting in a gross profit margin of 26%), compared to the Company's cost of sales for the quarter ended June 30, 1998 of $13,310,903 (resulting in a gross profit margin of 31%). Although Flents' gross profit margin contribution approximated 49% in 1999 and 46% in 1998, the 5% decrease in the consolidated gross profit margin is primarily related to the following:

o An increase in bicycle sales in 1999, a lower margin product line.
o An increase in the reserves for discounts, allowances, and bad debts for customers who have recently filed for bankruptcy
o The closing out of competitors' inventory bought back to secure future sales and relationships with future customers
o Higher manufacturing costs associated with new safety standards implemented by the company in 1999

         Selling, general and administrative expenses for the quarter ended June 30, 1999 were $4,226,801 compared to selling, general and administrative expenses of $3,235,987 for the quarter ended June 30, 1998. SG&A expenses, as a percentage of sales were 19% and 17% for the quarters ended June 30, 1999 and 1998, respectively. The increased selling, general and administrative spending in the first quarter of 1999 was primarily due to the higher costs associated with the expansion of the helmet, bicycle and bicycle accessory business, coupled with an increased percentage of sales of licensed products, the acquisitions of Comfees and Karlens installation of new systems and the higher costs for human resources.

         The Company had a net income after the minority interest deduction for the 40% outside ownership in Flents of $249,562 for the quarter ended June 30, 1999 compared to the Company's net income for the quarter ended June 30, 1998 of $1,516,244.

 Six Months ended June 30,1999 as compared to the Six Months ended June 30,1998
-------------------------------------------------------------------------------

         The Company's net sales were $37,890,057 during the six months ended June 30, 1999, an increase of 22% from net sales of $31,143,211 for the same period in 1998. The 22% sales increase from 1998 to 1999 resulted predominantly from an increase in sales of the Flents subsidiary. Sales for the six months ended June 30, 1999 from Flents were $7,128,966 compared to sales of $4,043,904 for the same period in 1998. The increase primarily results from sales from the acquisition of Comfees in May 1998 and Karlen in April 1999.


         The  cost  of  sales  for  the six  months  ended  June  30,  1999  was
$27,707,044 (resulting in a gross profit margin of 27%), compared to the Company's cost of sales for the six months ended June 30, 1998 of $21,365,412 (resulting in a gross profit margin of 31%). Although Flents' gross profit margin contribution approximated 48% in 1999 and 47% in 1998, the 4% decrease in the consolidated gross profit margin is primarily related to the following:

o An increase in bicycle sales in 1999, a lower margin product line.
o An increase in the reserves for discounts, allowances, and bad debts for customers who have recently filed for bankruptcy
o The closing out of competitors' inventory bought back to secure future sales and relationships with future customers
o Higher manufacturing costs associated with new safety standards implemente by the company in 1999


         Selling, general and administrative expenses for the six months ended June 30, 1999 were $7,735,170 compared to selling, general and administrative expenses of $5,617,603 for the six months ended June 30, 1998. SG&A expenses, as a percentage of sales were 20% and 18% for the six months ended June 30, 1999 and 1998, respectively. The increased selling, general and administrative spending in the first six months of 1999 was primarily due to the higher costs associated with the expansion of the helmet, bicycle and bicycle accessory business, coupled with an increased percentage of sales of licensed products, the acquisition of Comfees, and Karlen installation of new systems and the higher costs for human resources.

         The Company had a net income after the minority interest deduction for the 40% outside ownership in Flents Products of $734,624 for the six months ended June 30, 1999 compared to the Company's net income for the quarter ended June 30, 1998 of $2,248,509

Liquidity and Capital Resources
-------------------------------

         The Company has satisfied its capital requirements through the proceeds of its initial public offering of securities, which resulted in net proceeds of approximately $3,800,000, through the proceeds of a Regulation 'S' private placement in November 1994, which resulted in gross proceeds of approximately $751,875, through the exercise of certain outstanding options held by employees and consultants of the Company, which resulted in net proceeds of approximately $530,000, through internal cash flow, through the issuance of common shares representing 18% of Flents for $1,800,000 in April 1999 and through the Company's credit facilities described elsewhere in "Management's Discussion and Analysis" and through the exercise of public warrants in 1997, which resulted in gross proceeds of approximately $3,002,000.

         The Company's working capital at June 30, 1999 was $12,595,225 as compared to $10,320,370 at December 31, 1998.

         The cash flows of the Company have fluctuated due to the impact of net income and losses, capital spending, working capital requirements, the issuance of common stock and other financing activities. The Company expects that cash flows in the near future will be primarily determined by the levels of net income, working capital requirements, and financings, if any, undertaken by the Company. Net cash decreased by $412,638 and $395,987 in the six months ended June 30, 1999 and 1998, respectively.

         Net cash provided (used in) by operating activities was $4,022,268 and $(9,764,361) in the six months ended June 30, 1999 and 1998, respectively. Net income was $734,624 and $2,248,509 for the same periods, respectively.

         Net cash used in investing activities was $17,513,678 and $4,393,351 in the six months ended June 30, 1999 and 1998, respectively. Net cash used in investing activities included intangible assets acquired pertaining to the Karlen and Comfees acquisitions of $14,330,589 and $1,703,809 respectfully, plus capital expenditures of $323,004 and $1,916,173 in these periods, respectively, primarily for computer and manufacturing equipment.

         Net  cash  provided  by  financing   activities   was $13,078,772  and
$13,761,721 in the six months ended June 30, 1999 and 1998, respectively. During the six months ended June 30, 1999 and 1998 proceeds from the bank and other loans were $11,075,272 and $13,761,725, respectively.

         The Company pays its employees and vendors on a weekly, monthly or bimonthly basis, while its customers pay for products on an average of 75 days after shipment, and therefore the Company has substantial needs for working capital. As of June 30, 1999, the Company had $424,980 of cash available for its cash needs, compared to cash of $837,618 as of June 30, 1998.

         On May 6, 1996, PTI opened a revolving line of credit at Key Bank of New York. The line of credit which was repaid on April 14, 1999, was collateralized by the Company's inventory, receivables and other assets, and guaranteed by the Company.

         On April 14, 1999, the Company negotiated new financing agreements with PNC Business Credit. Under the terms of the new financing agreement, PNC Business Credit has issued separate financing agreements for PTI and Flents. Each company now has a line of credit collateralized by such company's inventory, receivables and other assets, and guaranteed by the Company as well as a separate term loan. PTI has the availability on its line of credit up to $22,000,000, and has a term loan of $3,000,000; Flents has the availability on its line of credit up to $6,000,000 and a term loan of $4,000,000. Each term loan carries terms of three years and bears interest of the bank's base rate plus .75%. The lines of credit for each bear interest at the bank's base rate plus .25%. At the closing of these financing agreements, the balance owed to Key Bank, pursuant to the line of credit with Key Bank, was fully repaid and the Karlen asset acquisition was completed.

       Flents also entered into, with a subordinated lender, a Securities Purchase Agreement by which the lender advanced $8,000,000 to Flents and acquired (1) detachable warrants (the "Flents warrants") exercisable to purchase 22 shares of common stock of Flents, par value $.01 per share, which would constitute upon exercise 22% of the issued and outstanding common stock of Flents on a fully diluted basis, and (2) an $8,000,000 promissory note with an interest rate of 12%. The Flents warrants are exercisable for a nominal purchase price until April 14, 2009. The promissory note is payable interest only for six years and is due in full at maturity in six years.

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

         The Company's research and development efforts are directed toward developing new products, improving existing products and refining its manufacturing processes. Such research and development costs amounted to approximately $70,000 for the six months ended June 30, 1999 and approximately $65,000 for the six months ended June 30, 1998. It is expected that the Company will spend approximately $200,000 on research and development during the 1999 year.

Introduction of the Euro
-------------------------

         On January 1, 1999, eleven of the fifteen member countries of the European Union established fixed conversion rates between their existing sovereign currencies and a new currency called the "Euro". These countries agreed to adopt the Euro as their common legal currency on that date. The Euro trades on currency exchanges and is available for non-cash transactions. Until January 2, 2002, the existing sovereign currencies will remain legal tender in these countries. On January 1, 2002, the Euro is scheduled to replace the sovereign legal currencies of these countries. The Company will evaluate the impact the implementation that the Euro will have on its business operations, and no assurance can be given that the implementation of the Euro will not have a material affect on the Company's business, financial position and results of operational, and cash flows. In addition, the Company cannot accurately predict the impact the Euro will have on currency exchange rates or the Company's currency exchange risk.


Year 2000 Compliance
--------------------

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


Recently Issued Accounting Standards
------------------------------------

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


ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk.

Market Risks and Sensitivity Analysis
-------------------------------------

The Company is exposed to various market risks, including changes in interest rates. This analysis presents the hypothetical loss in earnings, cash flows and fair values of the financial instruments which are held by the Company at June 30, 1999, and are sensitive to the above market risks. As of June 30, 1999, the financial instruments subject to this risk were the bank loans payable outstanding at June 30, 1999 with interest at market rate. See discussion of refinancing in the notes to the consolidated financial statements.



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


ITEM 4.  Submission of Matters to a Vote of Security-Holders.

         No matter was submitted during the first six months of the Company's 1999 fiscal year to a vote of security-holders.


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

10.2 Form of Stock Option granted to employees, independent contractors and consultants, incorporated by reference to exhibit number 10.14 in the Registrant's Registration Statement on Form SB-2 under the Securities Act of 1933, as amended, File No. 33-53466

10.3 Agreement and Plan of Merger dated February 14, 1994 among Protective Technologies International Inc., Foam-O-Rama, Inc., Ellen Schaeffer and Lori Hillsberg, as amended, incorporated by reference to exhibit number 2 in the Registrant's Current Report on Form 8-K dated March 16, 1994 under the Securities Exchange Act of 1934, as amended

10.4 Non-competition Agreement dated March 1, 1994 between Protective Technologies International Inc. and Ellen Schaeffer and Lori Hillsberg, incorporated by reference to exhibit number 99.1 in the Registrant's Current Report on Form 8-K dated March 16, 1994 under the Securities Exchange Act of 1934, as amended

10.5 Non-competition Agreement dated March 1, 1994 between Protective Technologies International Inc. and Warren Schaeffer and Alan Hillsberg, incorporated by reference to exhibit number 99.2 in the Registrant's Current Report on Form 8-K dated March 16, 1994 under the Securities Exchange Act of 1934, as amended

10.6 Form of Promissory Note memorializing loans from directors and officers as authorized by the Board of Directors on March 13, 1996, incorporated by reference to exhibit number 10.21 in the Registrant's Annual Report on Form 10-KSB for the period ended December 31, 1995, under the Securities Exchange Act of 1934, as amended

10.7 Guarantee   from  Warren   Schaeffer  and  Alan   Hillsberg  to  Protective
     Technologies International Inc., incorporated by reference to exhibit number 10.21 in the Registrant's Quarterly Report on Form 10-QSB for the period ended September 30, 1995, under the Securities Exchange Act of 1934, as amended

10.10Line of Credit  Agreement  (Asset  Based),  dated May 6, 1996,  between Key
     Bank of New York, Protective Technologies International Inc., PTI Holding Inc. and Protective Technologies of America Inc., and collateral loan documents thereto, incorporated by reference to exhibit number 10.25 in the Registrant's Quarterly Report on Form 10-QSB dated March 31, 1996, under the Securities Exchange Act of 1934, as amended

10.13Merger Agreement and plan of  Reorganization  dated July 25, 1997 among PTI
     Holding Inc. and Flents Products Co., Inc., as amended, incorporated by reference to exhibit numbers 1 and 2 in the Registrant's Current Report on Form 8-K date August 20, 1997 under the Securities Exchange Act of 1934, as amended.
`
10.14Asset  Purchase  Agreement  dated  January  8,  1999,  by and among  Flents
     Products Co., Inc., Karlen Manufacturing, Inc., and the shareholders of Karlen Manufacturing, Inc., incorporated by reference to exhibit number 1 in the Registrant's Current Report in Form 8-K dated April 14, 1999 under the Securities Exchange Act of 1934, as amended.

10.15Purchase Money Promissory Note made payable to Karlen  Manufacturing,  Inc.
     dated April 14, 1999, incorporated by reference to exhibit number 2 in the Registrant's Current Report in Form 8-K dated April 14, 1999 under the Securities Exchange Act of 1934, as amended.

10.16Revolving Credit, Term Loan and Security Agreement dated April 14, 1999 between Flents Products Co., Inc., and PNC Bank, National Association, incorporated by reference to exhibit number 3 in the Registrant's Current Report in Form 8-K dated April 14, 1999 under the Securities Exchange Act of 1934, as amended.

10.17revolving Credit, Term Loan and Security Agreement dated April 14, 1999 by and among Protective Technologies International Inc., Zacko Sports Inc. and PNC Bank, National Association, incorporated by reference to exhibit number 4 in the Registrant's Current Report in Form 8-K dated April 14, 1999 under the Securities Exchange Act of 1934, as amended.

10.18Securities  Purchase Agreement dated April 14, 1999 between Flents Products
     Co., Inc. and The 1818 Mezzanine Fund, LP, incorporated by reference to exhibit number 5 in the Registrant's Current Report in Form 8-K dated April 14, 1999 under the Securities Exchange Act of 1934, as amended.

10.19Investment   Agreement   dated  April  14,  1999  by  and  among   Meredith
     Birrittella, Warren Schaeffer, and Flents Products Co., Inc, incorporated by reference to exhibit number 6 in the Registrant's Current Report in Form 8-K dated April 14, 1999 under the Securities Exchange Act of 1934, as amended.

10.20Management  Agreement  dated April 14, 1999 between  Flents  Products  Co.,
     Inc. and Protective Technologies International Inc., incorporated by reference to exhibit number 7 in the Registrant's Current Report in Form 8-K dated April 14, 1999 under the Securities Exchange Act of 1934, as amended.

10.21Shareholder's  Agreement  dated April 14, 1999 by and among Flents Products
     Co., Inc., PTI Holding Inc., The 1818 Mezzanine Fund, L.P., Meredith Birrittella, and Warren Scheaffer, incorporated by reference to exhibit number 8 in the Registrant's Current Report in Form 8-K dated April 14, 1999 under the Securities Exchange Act of 1934, as amended.

10.22Fairness  Opinion  rendered by Management  Planning,  Inc.  dated April 13,
     1999, incorporated by reference to exhibit number 9 in the Registrant's Current Report in Form 8-K dated April 14, 1999 under the Securities Exchange Act of 1934, as amended.

10.23Consent of Management Planning, Inc., incorporated by reference to exhibit number 10 in the Registrant's Current Report in Form 8-K dated April 14, 1999 under the Securities Exchange Act of 1934, as amended


(b)  Reports on Form 8-K


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



                             Chief Executive Officer,      August 16, 1999
Meredith W. Birrittella      Chairman and Director

                             Chief Financial Officer       August 16, 1999
Anthony Costanzo             Chief Accounting Officer

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


/s/ Meredith W. Birrittella     Chief Executive Officer,      August 16, 1999
----------------------------
Meredith W. Birrittella         Chairman and Director

/s/ Anthony Costanzo            Chief Financial Officer       August 16, 1999
----------------------------
Anthony Costanzo                Chief Accounting Officer

                         PTI HOLDING INC. AND SUBSIDIARIES


                             CONSOLIDATED BALANCE SHEET

                                                                                            June 30, 1999          December 31, 1998
                                                                                          ----------------         -----------------
     ASSETS                                                                                  (unaudited)               (audited)


    Cash and cash equivalents                                                                   $ 424,980                 $ 837,618
     Accounts receivable, net of allowance for returns and doubtful collections                15,184,202                11,169,056
     Inventories                                                                               12,597,397                15,811,781
     Deferred tax asset                                                                           466,000                   266,000
     Prepaid expenses and other current assets                                                  3,355,522                 1,670,826
                                                                                     ---------------------      --------------------
    Total current assets                                                                       32,028,101                29,755,281

 Deferred tax asset                                                                               201,600                   218,400
 Equipment and improvements, net                                                                3,139,199                 3,066,426
 Intangible assets, net                                                                        19,460,668                 5,346,858
                                                                                      --------------------     ---------------------
                                                                                             $ 54,829,568              $ 38,386,965
                                                                                      ====================     =====================

 LIABILITIES AND STOCKHOLDERS' EQUITY

 Current liabilities:
     Loan payable, bank                                                                      $ 11,893,734              $ 15,217,550
     Current portion of long term debt                                                          1,800,000                         -
     Accounts payable and accrued expenses                                                      5,373,743                 4,217,361
     Income tax liability                                                                         348,599                         -
                                                                                      ---------------------            -------------


    Total current liabilities                                                                  19,416,076                19,434,911
                                                                                      ---------------------            -------------

    Long term debt, net of current portion                                                     5,749,997                         -
                                                                                      ---------------------            -------------

    Subordinated debt payable, net                                                             5,849,091                         -
                                                                                      ---------------------            -------------

Commitments and contingencies

    Minority interests in subsidiary                                                            4,124,224                         -

Stockholders' equity:
    Common stock, $.01 par value; authorized 10,000,000 shares, issued
         and outstanding 4,956,352 shares                                                          49,564                    49,564
    Note receivable                                                                               (54,822)                  (58,322)
    Capital in excess of par                                                                   16,283,217                16,283,217
    Retained earnings                                                                           3,412,221                 2,677,595
                                                                                      -------------------             --------------

    Total stockholders' equity                                                                 19,690,180                18,952,054
                                                                                      --------------------            --------------


                                                                                             $ 54,829,568              $ 38,386,965
                                                                                      ====================     =====================

                        PTI HOLDING INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME

                 THREE & SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                                   (Unaudited)



                                                       For the Three Months ended June 30,         For the Six Months ended June 30,
                                                      -------------------------------------      -----------------------------------
                                                              1999                1998                1999                  1998
                                                           ----------           -----------         ----------          -----------
Net sales                                                 $ 21,769,208         $ 19,397,234       $ 37,890,057         $ 31,143,211

Cost of sales                                               16,195,452           13,310,903         27,707,044           21,365,412
                                                           -----------          -----------         ----------          -----------
Gross profit                                                 5,573,756            6,086,331         10,183,013            9,777,799
                                                           -----------          -----------         ----------          -----------
Operating expenses :
     Licensing fees                                            645,678              333,637          1,124,379              425,543
     Depreciation and amortization                             601,238              438,733          1,032,263              727,222
     Other selling, general and administrative expenses      2,979,885            2,463,617          5,578,528            4,464,838
                                                           -----------          -----------         ----------          -----------

Total operating expenses                                     4,226,801            3,235,987          7,735,170            5,617,603
                                                           -----------          -----------         ----------          -----------
Income from operations                                       1,346,955            2,850,344          2,447,843            4,160,196

Interest expense, net                                          702,497              227,714            967,070              275,040
                                                           -----------          -----------         ----------          -----------
Income before income taxes and minority interests              644,458            2,622,630          1,480,773            3,885,156

Income taxes                                                   270,672            1,106,386            621,925            1,636,647
                                                           -----------          -----------         ----------          -----------
Income before minority interests                               373,786            1,516,244            858,848            2,248,509

Minority interests in subsidiary                              (124,224)                   -           (124,224)                   -
                                                           -----------          -----------         ----------          -----------


Net income                                                   $ 249,562          $ 1,516,244          $ 734,624          $ 2,248,509
                                                         ==============       ==============      =============        =============




Net income per share of common stock :
   Basic                                                     $ 0.05               $ 0.32               $ 0.15               $ 0.47
   Diluted                                                     0.05                 0.30                 0.15                 0.44

Weighted  average shares outstanding :
   Basic                                                    4,956,352           4,796,506            4,956,352            4,796,506
   Diluted                                                  5,008,291           5,106,439            5,011,760            5,140,654




                     PTI HOLDING INC. AND SUBSIDIARIES

                   CONSOLIDATED STATEMENTS OF CASH FLOWS

                  SIX MONTHS ENDED JUNE 30, 1999 AND 1998

                                                                                          1999                     1998
                                                                                     ------------               -----------
Cash flows from operating activities:
      Net income                                                                        $ 734,624              $ 2,248,509
      Adjustments to reconcile net income to net cash used in operating activities:
      Minority interests in income of subsidiary                                          124,224                        -
      Provision for returns and doubtful accounts                                         525,000                  217,000
      Depreciation                                                                        823,518                  611,240
      Amortization of intangible assets                                                   216,779                  115,982
      Deferred income (benefit) tax                                                      (183,200)                 (46,877)
      (Increase) decrease in operating assets exclusive of the effects of the business combination:
          Accounts receivable                                                          (3,153,000)             (10,550,856)
          Inventories                                                                   5,123,914               (6,222,978)
          Prepaid expenses and other current assets                                    (1,454,343)                 339,133
      Increase in operating liabilities exclusive of the effects of the business combination:
         Accounts payable and accrued expenses                                            916,153                2,991,140
         Other current liabilities                                                        348,599                  533,346
                                                                                     -------------             ------------
      Net cash provided by (used in) operating activities                               4,022,268               (9,764,361)
                                                                                     -------------             ------------
Cash flows from investing activities:
      Cash payment as partial consideration for purchase of acquired assets
         and acqusition costs                                                         (16,750,000)              (1,703,809)
      Loans to stockholders, net of repayments                                           (190,391)                (773,369)
      Purchase of equipment and improvements                                             (573,287)              (1,916,173)
                                                                                     -------------            -------------
      Net cash (used in) investing activities                                         (17,513,678)              (4,393,351)
                                                                                     -------------            -------------
Cash flows from financing activities:
      Repayment of common stock receivable                                                  3,500                        -
      Minority investment in subsidiary                                                 1,800,000                        -
      Borrowings, net                                                                  11,275,272               13,761,725
                                                                                     -------------            -------------
      Net cash provided by  financing activities                                       13,078,772               13,761,725
                                                                                     -------------            -------------
Net (decrease) in cash and cash equivalents                                              (412,638)                (395,987)

Cash and cash equivalents, beginning of period                                            837,618                  682,160
                                                                                     -------------            -------------

Cash and cash equivalents, end of period                                                $ 424,980                $ 286,173
                                                                                   ===============           ==============


Supplemental disclosure:
      Interest paid                                                                   $ 1,024,191                $ 331,412
      Income taxes paid                                                                   417,325                  441,000
      Noncash investing and financing activities (see note 4.):
         Fair value of net assets acquired                                              3,419,411                        -
         Promissory note used as partial consideration in the business combination      1,000,000                        -
         Excess of purchase price over net assets acquired                             14,330,589
         Accrued Liabilities                                                              240,231                        -



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

        In the opinion of the Company's management, these unaudited consolidated financial statements include all adjustments, consisting solely of normal recurring adjustments, necessary in order to present fairly the Company's consolidated financial position as of June 30, 1999 and the results of its operations for the three and six months ended June 30, 1999 and its cash flows for the six months ended June 30, 1999. The results of operations for an interim period are not necessarily indicative of the results to be attained in any other fiscal period.

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

        Two major retail chains accounted for approximately 47% and 23% of net sales in 1999 and 43% and 27% of net sales in 1998. As of June 30, 1999, accounts receivable included approximately $5,525,000 and $4,891,000 respectively, due from these two customers. The PTI Sports segment reports the sales of the larger of the two major customers, and both segments report the sales of the second major customer. Although other major retailers are customers, a loss of one or both of these two established major customers would cause a significant loss of sales and affect operating results adversely.


        The following table presents segment information for the six months ended June 30, 1999 and 1998.


                   1999                                 PTI Sports              Flents             Other                Total
              ---------------                        ------------------    -----------------   ---------------    ------------------

              Net sales                                     30,761,000            7,129,000          -                   37,890,000
              Gross profit                                   6,785,000            3,398,000          -                   10,183,000
              Operating earnings                             1,351,000            1,141,000          (44,000)             2,448,000
              Depreciation and amortization                    682,000              350,000          -                    1,032,000
              Interest revenue                                  50,000                6,000             1,000                57,000
              Interest expense                                 499,000              525,000          -                    1,024,000
              Income tax expense (benefit)                     379,000              261,000          (18,000)               622,000
              Total assets                                  26,734,000           27,006,000           906,000            54,646,000
              Capital expenditures                             473,000              100,000          -                      573,000

                   1998                                 PTI Sports              Flents             Other                Total
              ---------------                        ------------------    -----------------   ---------------    ------------------

              Net sales                                     27,099,000            4,044,000          -                   31,143,000
              Gross profit                                   7,882,000            1,896,000          -                    9,778,000
              Operating earnings                             3,509,000              698,000          (47,000)             4,160,000
              Depreciation and amortization                    618,000              109,000          -                      727,000
              Interest revenue                                 38, 000                3,000             2,000                43,000
              Interest expense                                 318,000            -                  -                      318,000
              Income tax expense (benefit)                   1,360,000              295,000          (18,000)             1,637,000
              Total assets                                  32,631,000            7,690,000           341,000            40,662,000
              Capital expenditures                           1,243,000               15,000          -                    1,258,000






               Financial information relating to the Company's operations by geographic area is presented below.

              Net sales                                                           1999                             1998
                                                                           -------------------             ---------------------

              United States                                                        36,344,000                        29,041,000
              Canada                                                                1,496,000                         2,062,000
              Other                                                                    50,000                            40,000
                                                                           -------------------             ---------------------

                                                                         $         37,890,000            $           31,143,000
                                                                           ===================             =====================


        Significantly all of the Company's long-lived assets are located in the United States.


4.     Business Combination:

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

       The purchase price consisted of a $16,750,000 cash payment and a $1,000,000 promissory note bearing interest at 12% per annum. The operating assets which were not acquired in the Acquisition include Karlen's Blue Devil product line, which constituted approximately 1% - 2% of Karlen's net sales in 1998.

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

       Flents also entered into a Lease Agreement. The lease is for a term of three years and is at specified rental payments, which Flents believes are fair market rates. The lessor is a shareholder of Karlen.

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

       To finance the Acquisition, at the Closing, Flents entered into a $10,000,000 financing facility pursuant to a Revolving Credit, Term Loan and Security Agreement with a bank. The facility includes a Term loan of $4,000,000, fully funded at closing, and a line of credit of $6,000,000 of which at closing approximately $2,900,000 was drawn and approximately $1,000,000 was available under the facility's various borrowing limits. Flents pledged all of its assets as security for this financing. The term loan carries a term of three years and bears interest of the bank's base rate plus .75%. The line of credit for bears interest at the bank's base rate plus .25%.

       Flents also entered into, with a subordinated lender, a Securities Purchase Agreement by which the lender advanced $8,000,000 to Flents and acquired (1) detachable warrants (the "Flents warrants") exercisable to purchase 22 shares of common stock of Flents, par value $.01 per share, which would constitute upon exercise 22% of the issued and outstanding common stock of Flents on a diluted basis, and (2) an $8,000,000 promissory note with an interest rate of 12%. At June 30, 1999 the $8,000,000 promissory note had a stated value of $5,749,997 after giving consideration that the note has an effective interest rate of 19.88%. The Flents warrants are exercisable for a nominal purchase price until April 14, 2009. The promissory note is payable interest only for six years and is due in full at maturity in six years.

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

       Flents also entered into a Shareholders' Agreement by and among Flents, the Company, the Subordinated lender and the two officers/directors owning 18% of Flents. The Shareholders' Agreement places various restrictions on the shateholders, including restrictions on the transfer of shares of Flents common stock.

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

       The proceeds of the loans from the Bank were also used to repay all existing bank financing of Flents, PTI Sports and Zacko, outstanding.

       The aggregate maturities of long-term debt is as follows:

       [OBJECT OMITTED]



The following represents a pro-forma statement of income for the six months ended June 30, 1999 assuming Karlen had not been acquired. Expenses have been adjusted to remove all acquisition related financing charges and Goodwill amortization.

                                                         As Reported             Karlen            Net of Karlen
                                                       -----------------    -----------------    -------------------

Net sales                                                    37,890,057            2,579,701             35,310,356

Cost of sales                                                27,707,044            1,306,337             26,400,707
                                                       -----------------    -----------------    -------------------

Gross profit                                                 10,183,013            1,273,364              8,909,649

Operating Expenses                                            7,735,170              648,980              7,086,190
                                                       -----------------    -----------------    -------------------

Income from operations                                        2,447,843              624,384              1,823,459

Interest expense, net of interest (income)                      967,070              279,758                687,312
                                                       -----------------    -----------------    -------------------

Income from continuing operations                             1,480,773              344,626              1,136,147

Income tax expense                                              621,925              144,743                477,182
                                                       -----------------    -----------------    -------------------

Net Income                                                      858,848              199,883                658,965
                                                       =================    =================    ===================
