Form 10-Q
period 1999-09-30
PTI HOLDING INC
filed 1999-11-15
CIK 885239

FORM 10-Q. - QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


[ X ] Quarterly  Report Pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934 For the quarterly period ended September 30, 1999

                                       or

[   ] Transition  Report  Pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934 For the transition period from to ____ - _____.



Commission File Number :  1-11586
                         ---------


                             PTI HOLDING INC.
          -----------------------------------------------------
         (Exact name of registrant as specified in its charter)


              Delaware                                       13-3590980
  ----------------------------                         ---------------------
(State or jurisdiction                                   (I.R.S. Employer
of incorporation or organization)                        Identification No.)

c/o 15 East North Street, Dover, DE                           19901
------------------------------------                        ---------
(Address of principal executive offices)                   (Zip Code)


                                    (302) 678-0855
                  -----------------------------------------------
                  (Issuer's Telephone Number, Including Area Code)


  Indicate by check marker whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.    X Yes ___ No


                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDING DURING THE PRECEDING FIVE YEARS :

  Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. ___ Yes ___ No


                     APPLICABLE ONLY TO CORPORATE ISSUERS :

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of November 15, 1999, 4,956,352 shares of the issuer's common equity were outstanding.

                          PART I FINANCIAL INFORMATION



ITEM 1.  Financial Statements
                                                                         Page

Consolidated Balance Sheets as of September 30, 1999 and
December 31, 1998                                                         12

Consolidated Statements of Operations for the three and nine months
ended September 30, 1999 and 1998                                         13

Consolidated Statements of Cash Flows for the nine months                 14
ended September 30, 1999 and 1998

Notes to Consolidated Financial Statements                           15 - 19



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

     Flents has entered into a Revolving Credit, Term Loan and Security Agreement with PNC Bank providing for a three-year term loan of $4,000,000 with interest at the bank's base rate plus .75% and a line of credit of $6,000,000 with interest at the bank's base rate plus .25%. Flents pledged all of its assets as security for this financing.

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

     Flents has also issued, for $1,800,000, shares of its common stock that constitutes 18% of Flents' common stock The purchasers are two individuals, both of whom are directors and officers of the Company. A fairness opinion has been obtained to support the purchase price paid by these two directors.

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


            Three Months ended September 30,1999 as compared to the
            -------------------------------------------------------
                      Three Months ended September 30,1998
                     --------------------------------------

         The Company's net sales were $14,517,252 during the three months ended September 30, 1999, an increase of 12% from net sales of $12,917,533 for the same period in 1998. The 12% sales increase from 1998 to 1999 resulted predominantly from an increase in sales of the Flents subsidiary. Sales for the third quarter ended September 30, 1999 from Flents were $5,050,803 compared to sales of $2,610,883 for the same period in 1998. The increase primarily results from sales from the acquisition of Karlen in April 1999.


         The cost of sales for the quarter ended September 30, 1999 was $9,900,316 (resulting in a gross profit margin of 32%), compared to the Company's cost of sales for the quarter ended September 30, 1998 of $9,535,984 (resulting in a gross profit margin of 26%). Flents' gross profit margin contribution approximated 41% in 1999 and 47% in 1998. PTI's gross margin increased due to sales of higher margined items during the quarter.

         Selling, general and administrative expenses for the quarter ended September 30, 1999 were $3,871,090 compared to selling, general and administrative expenses of $2,784,640 for the quarter ended September 30, 1998. SG&A expenses, as a percentage of sales were 27% and 22% for the quarters ended September 30, 1999 and 1998, respectively. The increased selling, general and administrative spending was primarily due to the higher costs associated with the expansion of the helmet, bicycle and bicycle accessory business, coupled with an increased percentage of sales of licensed products, the acquisition of Karlen, installation of new systems and the higher costs for human resources.

         The Company had a net income (after the minority interest deduction for the 40% outside ownership in Flents) of $29,740 for the quarter ended September 30, 1999 compared to the Company's net income for the quarter ended September 30, 1998 of $100,689.

             Nine Months ended September 30, 1999 as compared to the
            --------------------------------------------------------
                      Nine Months ended September 30, 1998
                     --------------------------------------

         The Company's net sales were $52,407,307 during the nine months ended September 30, 1999, an increase of 19% from net sales of $44,060,744 for the same period in 1998. The 19% sales increase from 1998 to 1999 resulted predominantly from an increase in sales of the Flents subsidiary. Sales for the nine months ended September 30, 1999 from Flents were $12,179,768 compared to sales of $6,654,788 for the same period in 1998. The increase primarily results from sales from the acquisition of Comfees in May 1998 and Karlen in April 1999.


         The cost of sales for the nine months ended September 30, 1999 was $37,607,359 (resulting in a gross profit margin of 28%), compared to the Company's cost of sales for the nine months ended September 30, 1998 of $3,091,396 (resulting in a gross profit margin of 30%). Flents' gross profit margin contribution approximated 45% in 1999 and 48% in 1998, the 2% decrease in the consolidated gross profit margin is primarily related to the following:

o An increase in bicycle sales in 1999, a lower margin product line.
o An increase in the reserves for discounts, allowances, and bad debts for customers who have recently filed for bankruptcy o The closing out of competitors' inventory bought back to secure future sales and relationships with future customers o Higher manufacturing costs associated with new safety standards implemented by the Company in 1999


         Selling, general and administrative expenses for the nine months ended September 30, 1999 were $11,604,232 compared to selling, general and administrative expenses of $8,402,243 for the nine months ended September 30, 1998. SG&A expenses, as a percentage of sales were 22% and 19% for the nine months ended September 30, 1999 and 1998, respectively. The increased selling, general and administrative spending in the first nine months of 1999 was primarily due to the higher costs associated with the expansion of the helmet, bicycle and bicycle accessory business, coupled with an increased percentage of sales of licensed products, the acquisition of Karlen, installation of new systems and the higher costs for human resources.

         The Company had a net income (after the minority interest deduction for the 40% outside ownership in Flents Products) of $764,365 for the nine months ended September 30, 1999 compared to the Company's net income for the nine months ended September 30, 1998 of $2,349,198.

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

         The Company's working capital at September 30, 1999 was $10,953,923 as compared to $10,320,370 at December 31, 1998.

         The cash flows of the Company have fluctuated due to the impact of net income, capital spending, working capital requirements, the issuance of common stock and other financing activities. The Company expects that cash flows in the near future will be primarily determined by the levels of net income, working capital requirements, and financings, if any, undertaken by the Company. Net cash (decreased) increased by $(601,344) and $112,100 in the nine months ended September 30, 1999 and 1998, respectively.

         Net cash provided by (used in) operating activities was $5,464,203 and $(10,776,445) in the nine months ended September 30, 1999 and 1998, respectively. Net income was $764,365 and $2,349,198 for the same periods, respectively.

         Net cash used in investing activities was $18,391,036 and $5,084,533 in the nine months ended September 30, 1999 and 1998, respectively. Net cash used in investing activities included intangible assets acquired pertaining to the Karlen and Comfees acquisitions of $17,408,486 and $1,703,809 respectfully, plus capital expenditures of $323,004 and $1,916,173 in these periods, respectively, primarily for computer and manufacturing equipment.

         Net cash provided by financing activities was $12,325,489 and $15,973,078 in the nine months ended September 30, 1999 and 1998, respectively. During the nine months ended September 30, 1999 and 1998 proceeds from the bank and other loans were $10,521,989 and $15,848,077, respectively.

         The Company pays its employees and vendors on a weekly, monthly or bimonthly basis, while its customers pay for products on an average of 75 days after shipment, and therefore the Company has substantial needs for working capital. As of September 30, 1999, the Company had $236,274 of cash available for its cash needs, compared to cash of $837,618 as of September 30, 1998.

         On May 6, 1996, PTI opened a revolving line of credit at Key Bank of New York. The line of credit which was repaid on April 14, 1999, was collateralized by the Company's inventory, receivables and other assets, and guaranteed by the Company.

         On April 14, 1999, the Company negotiated new financing agreements with PNC Business Credit. Under the terms of the new financing agreement, PNC Business Credit has issued separate financing agreements for PTI and Flents. Each company now has a line of credit collateralized by such company's inventory, receivables and other assets, and guaranteed by the Company as well as a separate term loan. PTI has available on its line of credit up to $22,000,000, and has a term loan of $3,000,000; Flents has the availability on its line of credit up to $6,000,000 and a term loan of $4,000,000. Each term loan is for three years and bears interest of the bank's base rate plus .75%. The lines of credit for each bear interest at the bank's base rate plus .25%. At the closing of these financing agreements, the balance owed to Key Bank, pursuant to the line of credit with Key Bank, was fully repaid and the Karlen asset acquisition was completed.

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

         Pursuant on a fully diluted basis to an Investment Agreement by and among the Company and two of the Company's officers/directors, Flents issued an aggregate of 18% of its common stock of Flents, for consideration of $1,800,000.

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

         The Company's research and development efforts are directed toward developing new products, improving existing products and refining its manufacturing processes. Such research and development costs amounted to approximately $88,000 for the nine months ended September 30, 1999 and approximately $130,000 for the nine months ended September 30, 1998. It is expected that the Company will spend approximately $200,000 on research and development during the 1999 year.

Introduction of the Euro
------------------------

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


ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk.

Market Risks and Sensitivity Analysis
-------------------------------------

The Company is exposed to various market risks, including changes in interest rates. This analysis presents the hypothetical loss in earnings, cash flows and fair values of the financial instruments which are held by the Company at September 30, 1999, and are sensitive to the above market risks. As of September 30, 1999, the financial instruments subject to this risk were the bank loans payable outstanding at September 30, 1999 with interest at market rate. See discussion of refinancing in the notes to the consolidated financial statements.



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


On April 29, 1999, the Company filed Form 8-K, reporting the asset acquisition of Karlen Manufacturing Inc., and other matters related to this acquisition including new financing arrangements and minority interests in the Company's Flents Products Co., Inc.subsidiary. An amendment to the 8-K was filed for the Karlen Acquisition on June 28, 1999.

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



________________________     Chief Executive Officer,        November 15, 1999
Meredith W. Birrittella      Chairman and Director

________________________     Chief Financial Officer         November 15, 1999
Anthony Costanzo             Chief Accounting Officer

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


/s/ Meredith W. Birrittella       Chief Executive Officer,     November 15, 1999
-----------------------------
Meredith W. Birrittella           Chairman and Director

/s/ Anthony Costanzo              Chief Financial Officer      November 15, 1999
-----------------------------
Anthony Costanzo                  Chief Accounting Officer


                   PTI HOLDING INC. AND SUBSIDIARIES

                      CONSOLIDATED BALANCE SHEET



                                                                                     September 30,1999          December 31, 1998
                                                                                     --------------------      ---------------------
ASSETS                                                                                  (unaudited)                 (audited)

Current assets:
    Cash and cash equivalents                                                                   $ 236,274                 $ 837,618
    Accounts receivable, net of allowance for returns and doubtful collections                 11,142,052                11,169,056
    Inventories                                                                                15,263,432                15,811,781
    Deferred tax asset                                                                            468,000                   266,000
    Prepaid expenses and other current assets                                                   2,194,126                 1,670,826
                                                                                   ----------------------     ----------------------
    Total current assets                                                                       29,303,884                29,755,281

Deferred tax asset                                                                                186,175                   218,400
Equipment and improvements, net                                                                 3,173,539                 3,066,426
Intangible assets, net                                                                         20,025,763                 5,346,858
Other Assets                                                                                      705,475                     -

                                                                                   -----------------------    ----------------------
                                                                                             $ 53,394,836              $ 38,386,965
                                                                                   =======================    ======================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Loan payable, bank                                                                       $ 11,538,882              $ 15,217,550
    Current portion of long term debt                                                           1,800,000                     -
    Accounts payable and accrued expenses                                                       4,654,317                 4,217,361
    Income tax liability                                                                          356,762                     -
                                                                                   -----------------------    ----------------------
    Total current liabilities                                                                  18,349,961                19,434,911
                                                                                   -----------------------    ----------------------
    Long term debt, net of current portion                                                      5,299,994                     -
                                                                                   -----------------------    ----------------------
    Subordinated debt payable, net                                                              5,900,663                     -
                                                                                   -----------------------    ----------------------
Commitments and contingencies

    Minority interests in subsidiary                                                            4,124,297                     -
                                                                                   -----------------------    ----------------------
Stockholders' equity:
    Common stock, $.01 par value; authorized 10,000,000 shares, issued
         and outstanding 4,956,352 shares                                                          49,564                    49,564
    Common Stock receivable                                                                       (54,822)                  (58,322)
    Capital in excess of par                                                                   16,283,217                16,283,217
    Retained earnings                                                                           3,441,962                 2,677,595
                                                                                   -----------------------    ----------------------

    Total stockholders' equity                                                                 19,719,921                18,952,054

                                                                                   -----------------------    ----------------------
                                                                                             $ 53,394,836              $ 38,386,965
                                                                                   =======================    ======================


                        PTI HOLDING INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME

              THREE & NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                   (Unaudited)



                                                 For the Three Months ended Sept. 30,       For the Nine Months ended Sept. 30,
                                                 -------------------------------------    --------------------------------------
                                                      1999                1998                 1999                  1998
                                                 -------------        -------------       ------------          -----------

Net sales                                         $ 14,517,252         $ 12,917,533       $ 52,407,307         $ 44,060,744

Cost of sales                                        9,900,316            9,535,984         37,607,359           30,901,396
                                                 -------------        -------------       -------------       -------------

Gross profit                                         4,616,936            3,381,549         14,799,948           13,159,348
                                                 -------------        -------------       -------------       -------------

Operating expenses :
  Licensing fees                                       166,560              143,752          1,290,939              569,295
  Depreciation and amortization                        447,655              461,815          1,143,899              940,123
  Other selling, general and administrative expenses 3,256,875            2,179,073          9,169,394            6,892,825
                                                  -------------       -------------       -------------       -------------

Total operating expenses                             3,871,090            2,784,640         11,604,232            8,402,243
                                                  -------------       -------------       -------------       -------------

Income from operations                                 745,846              596,909          3,195,716            4,757,105

Interest expense, net                                  694,444              423,309          1,663,540              698,349
                                                  -------------       -------------       -------------       -------------

Income before income taxes and minority interests       51,402              173,600          1,532,176            4,058,756

Income taxes                                            21,589               72,911            643,514            1,709,558
                                                  -------------       -------------       -------------       -------------

Income before minority interests                        29,813              100,689            888,662            2,349,198

Minority interests in subsidiary                           (73)                   -           (124,297)                   -
                                                  -------------       -------------       -------------       -------------

Net income                                            $ 29,740            $ 100,689          $ 764,365          $ 2,349,198
                                                 ==============       ==============      =============      ==============



Net income per share of common stock :
   Basic                                                $ 0.01               $ 0.02             $ 0.15               $ 0.49
   Diluted                                                0.01                 0.02               0.15                 0.46

Weighted  average shares outstanding :
   Basic                                             4,956,352            4,862,499          4,956,352            4,818,745
   Diluted                                           5,001,699            5,118,380          5,010,298            5,140,356


                   PTI HOLDING INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF CASH FLOWS

             NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998


                                                                                          1999                   1998
                                                                                     -----------              ----------

Cash flows from operating activities:
      Net income                                                                       $ 764,365             $ 2,349,198
      Adjustments to reconcile net income to net cash used in operating activities:
      Minority interests in income of subsidiary                                         124,297                       -
      Provision for returns and doubtful accounts                                        525,000                 349,074
      Depreciation                                                                     1,286,015               1,015,053
      Amortization of intangible assets                                                  392,669                 173,974
      Deferred income tax (benefit)                                                     (169,775)               (194,507)
      (Increase) decrease in operating assets exclusive of the effects of the business combination:
          Accounts receivable                                                            849,150              (7,127,097)
          Inventories                                                                  2,415,381             (13,015,690)
          Prepaid expenses and other current assets                                     (570,912)             (1,208,601)
          Other assets                                                                  (705,475)                      -
      Increase in operating liabilities exclusive of the effects of the business combination:
         Accounts payable and accrued expenses                                           196,727               6,128,263
         Other current liabilities                                                       356,761                 753,888
                                                                                     -----------              -----------

      Net cash provided by (used in) operating activities                              5,464,203             (10,776,445)
                                                                                     -----------              -----------

Cash flows from investing activities:
      Cash payment as partial consideration for purchase of acquired assets
         and acqusition costs                                                        (17,408,486)             (1,703,809)
      Loans to stockholders, net of repayments                                            87,574                (923,048)
      Purchase of equipment and improvements                                          (1,070,124)             (2,457,676)
                                                                                     -----------              -----------

      Net cash (used in) investing activities                                        (18,391,036)             (5,084,533)
                                                                                     -----------              -----------

Cash flows from financing activities:
      Repayment of common stock receivable                                                 3,500                       -
      Proceeds from issuance of common stock                                                   -                 125,001
      Minority investment in Subsidiary                                                1,800,000                       -
      Borrowings, net                                                                 10,521,989              15,848,077
                                                                                     -----------              -----------

      Net cash provided by  financing activities                                      12,325,489              15,973,078
                                                                                     -----------              -----------

Net (decrease) increase in cash and cash equivalents                                    (601,344)                112,100

Cash and cash equivalents, beginning of period                                           837,618                 682,160
                                                                                     -----------              -----------

Cash and cash equivalents, end of period                                               $ 236,274               $ 794,260
                                                                                     ===========              ===========

Supplemental disclosure:
      Interest paid                                                                  $ 1,648,136               $ 742,860
      Income taxes paid                                                                  697,025               1,784,500
      Noncash investing and financing activities (see note 4.):
         Fair value of net assets acquired                                             3,336,912                       -
         Promissory note used as partial consideration in the business combination     1,000,000                       -
         Excess of purchase price over net assets acquired                            14,413,088                       -
         Accrued Liabilities                                                             240,231                       -



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

        In the opinion of the Company's management, these unaudited consolidated financial statements include all adjustments, consisting solely of normal recurring adjustments, necessary in order to present fairly the Company's consolidated financial position as of September 30, 1999 and the results of its operations for the three and nine months ended
        September 30, 1999 and its cash flows for the nine months ended September 30, 1999. The results of operations for an interim period are not necessarily indicative of the results to be attained in any other fiscal period.

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

        The Flents segment designs, manufactures and markets health and beauty products. Customers include major department stores, drug chains and supermarket retailers in the United States.

        The accounting policies of the segments are the same as those described in the summary of the significant accounting policies. The Company evaluates performance based on operating earnings of the respective segments. Inter-segment sales are not significant. Inter-segment charges for production, SG&A, and interest costs are determined on a pro rata basis.

        Two major retail chains accounted for approximately 44% and 27% of net sales in 1999 and 46% and 27% of net sales in 1998. As of September 30, 1999, accounts receivable included approximately $2,597,000 and $4,609,000 respectively, due from these two customers. The PTI Sports segment reports the sales of the larger of the two major customers, and both segments report the sales of the second major customer. Although other major retailers are customers, a loss of one or both of these two established major customers would cause a significant loss of sales and affect operating results adversely.


        The following table presents segment information for the nine months ended September 30, 1999 and 1998.



                   1999                                  PTI Sports              Flents             Other                Total
               -----------                             -------------         ------------      ------------          -------------

              Net sales                            $        40,227,000   $       12,180,000  $       -          $        52,407,000
              Gross profit                                   9,345,000            5,455,000          -                   14,800,000
              Operating earnings                             1,625,000            1,628,000          (57,000)             3,196,000
              Depreciation and amortization                  1,046,000              633,000          -                    1,679,000
              Interest revenue                                  72,000                9,000            2,000                 83,000
              Interest expense                                 732,000            1,015,000          -                    1,747,000
              Income tax expense (benefit)                     406,000              261,000          (23,000)               644,000
              Total assets                                  25,508,000           29,897,000       (2,010,000)            53,395,000
              Capital expenditures                             764,652              305,472          -                    1,070,124


                   1998                                  PTI Sports              Flents             Other                Total
               -------------                            -------------         -------------     ------------        ---------------

              Net sales                            $        37,406,000   $        6,655,000  $       -          $        44,061,000
              Gross profit                                  10,024,000            3,135,000          -                   13,159,000
              Operating earnings                             3,500,000            1,331,000          (74,000)             4,757,000
              Depreciation and amortization                    940,000              249,000          -                    1,189,000
              Interest revenue                                  22,000                5,000            4,000                 31,000
              Interest expense                                 521,000              208,000          -                      729,000
              Income tax expense (benefit)                   1,177,000              562,000          (29,000)             1,710,000
              Total assets                                  36,955,000            7,876,000        1,500,000             46,331,000
              Capital expenditures                           2,398,968               58,708          -                    2,457,676






     Financial information relating to the Company's operations by geographic area is presented below.

                                                                                       Nine Months ended September 30,
             Net sales                                                                1999                            1998
                                                                                  -------------                   -------------

             United States                                              $         50,729,000            $           41,857,000
             Canada                                                                1,628,000                         2,164,000
             Other                                                                    50,000                            40,000
                                                                                 -------------                    -------------

                                                                         $        52,407,000            $           44,061,000
                                                                                 =============                    =============



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

       To finance the Acquisition, at the Closing, Flents entered into a $10,000,000 financing facility pursuant to a Revolving Credit, Term Loan and Security Agreement with a bank. The facility includes a Term loan of $4,000,000, fully funded at closing, and a line of credit of $6,000,000 of which at closing approximately $2,900,000 was drawn and approximately $1,000,000 was available under the facility's various borrowing limits. Flents pledged all of its assets as security for this financing. The term loan is for three years and bears interest at the bank's base rate plus .75%. The line of credit bears interest at the bank's base rate plus .25%.

       Flents also entered into, with a subordinated lender, a Securities Purchase Agreement by which the lender advanced $8,000,000 to Flents and acquired (1) detachable warrants (the "Flents warrants") exercisable to purchase 22 shares of common stock of Flents, par value $.01 per share, which would constitute upon exercise 22% of the issued and outstanding common stock of Flents on a diluted basis, and (2) an $8,000,000 promissory note with an interest rate of 12%. At September 30, 1999 the $8,000,000 promissory note had a stated value of $5,900,663 after giving consideration that the note has an effective interest rate of 19.88%. The Flents warrants are exercisable for a nominal purchase price until April 14, 2009. The promissory note is payable interest only for six years and is due in full at maturity in six years.

       Pursuant to an Investment Agreement by and among the Company and two of the Company's officers/directors, Flents issued an aggregate of 18% of its common stock of Flents, for consideration of $1,800,000.

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

       Flents also entered into a Shareholders' Agreement by and among Flents, the Company, the Subordinated lender and the two officers/directors owning 18% of Flents. The Shareholders' Agreement places various restrictions on the shareholders, including restrictions on the transfer of shares of Flents common stock.

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

       The aggregate maturities of long-term debt are as follows:

       Twelve months ending September 30,
       ---------------------------------

       2000                             $       1,800,000
       2001                                     1,800,000
       2002                                     3,949,997
       2003                                          -
       2004                                          -
       Thereafter                               5,450,660
                                        -----------------
                                        $      13,000,657
                                        =================


Supplemental pro forma information as though the enterprises had combined at the beginning of the periods is presented below:


                                                       For the Three Months ended                For the Nine Months ended
                                                             Sept. 30,                                   Sept. 30,
                                                 -------------------------------------    --------------------------------------
                                                      1999                1998                 1999                  1998
                                                 -------------        -------------       ------------          -----------

Revenues                                         $ 14,517,000         $ 16,003,000       $ 52,821,000         $ 53,265,000

Income before income taxes                             52,000              595,000          1,711,000            4,925,000

Gross profit                                           30,000              250,000            954,000            2,698,000

Net income per share of common stock
  Basic                                          $       0.01         $       0.05       $       0.19         $       0.55
  Diluted                                                0.01                 0.05               0.19                 0.53
