Form 10-K
period 1999-12-31
PTI HOLDING INC
filed 2000-04-17
CIK 885239

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    Form 10-K


[X] Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934 (Fee required) For the fiscal year ended December 31, 1999.
[ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 (No fee required)
         For the transition period from           to

Commission file number 1-11586

                                PTI HOLDING INC.
                              -------------------
             (Exact name of Registrant as specified in its charter)

              Delaware                              13-3590980
        ------------------                        ----------------
(State or jurisdiction                            (I.R.S. Employer
of incorporation or organization)                 Identification No.)

c/o 15 East North Street, Dover, DE                   19901
------------------------------------                ---------
(Address of principal executive offices)            (Zip Code)

                                 (302) 678-0855
                              --------------------
              (Registrant's Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b
of the Act:                                            Name of each exchange
Title of each class                                    on which registered
-------------------                                    --------------------
Common Stock, par value                                       None
  $.01 per share
Securities registered under Section 12(g) of the Act:
Title of each class
------------------

Common Stock, par value
$.01 per share

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days. Yes X No

         Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. __


         State the aggregate market value of the voting stock held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold or the average bid and asked prices of such stock, as of a specified date within the past 60 days. As of March 29, 2000, based upon the last sale price on such date, such aggregate market value was $8,363,844.

         Indicate the number of shares outstanding of each class of the issuer's classes of common equity, as of the latest practicable date. As of March 29, 2000, 4,956,352 shares of the issuer's common equity were outstanding.

         Documents incorporated by reference: None.

                                     PART I


ITEM 1.  Business.


History

         PTI Holding Inc. (the "Company"), formerly known as Aerial Assault Inc., was incorporated under the laws of Delaware in March 1990. Until February 28, 1994, the Company was engaged in the business of designing, developing and marketing distinctive, high-performance men's athletic footwear for basketball, and related apparel bearing the Company's name and logo.

         On March 1, 1994, the Company acquired Foam-O-Rama, Inc. ("Foam"), a New York corporation which was principally engaged in the business of the design, marketing and sale of bicycle helmets, by merging it with and into the company's wholly-owned operating subsidiary, Protective Technologies International Inc., a New York corporation ("PTI") pursuant to a Merger Agreement and Plan of Reorganization dated February 14, 1994 among PTI, Foam and Foam's shareholders. From and after March 2, 1994, Foam had no separate or independent existence, having been merged into PTI. For purpose of accounting, the acquisition has been accounted for as a purchase.

         On August 5, 1997, the Company consummated the merger (the "Merger") of Flents Products Co., Inc., a New York corporation ("FPC"), which was principally engaged in the business of the manufacture of wax earplugs and the marketing and sale of earplugs and other safety and medical supplies, such as an eye drop delivery system, styptic devices, and air-filter masks, with and into the Company's wholly owned subsidiary, Flents Products Co., Inc., a Delaware corporation ("Flents"), pursuant to an Agreement and Plan of Merger among the Company, Flents and FPC. For purpose of accounting, the acquisition was effective as of the opening of business on June 1, 1997, and has been accounted for as a purchase.

         Flents delivered at the closing (the "Closing") of the Merger $27.46 and 3.47 shares of the common stock, par value $.01 per share of the Company (the "Company's Common Stock") (with associated convertible value rights described below) to the shareholders of FPC in respect of each of the 77,756 issued and outstanding shares of the common stock of FPC, or total merger consideration of $4,837,085. The merger consideration was paid $2,135,435 in cash, and $2,701,650 in units consisting of 270,165 shares of the Company's Common Stock and 270,165 Convertible Value Rights ("CVRs"). For purposes of the Merger, the Units were valued at $10 per Unit. Each CVR entitled the original holder to up to $4.00 of additional Company's Common Stock of the Company to the extent that the market value of the Company's Common Stock was less than $10.00 per share on the one-year anniversary of the Closing. On August 5, 1998, the average value (for the preceding 20 trading days) of the Company's common stock was $8.3125. Accordingly, an additional 54,846 shares of the Company's common stock were issued to the original shareholders of FPC.

         On May 12, 1998, Flents acquired certain assets of the Comfees division of Magnivision, a subsidiary of American Greetings Corporation, for a purchase price of approximately $1,700,000. The Comfees division manufactures and distributes contact lens cases, liquid dispensers, medicine droppers, finger splints and ear protectors, among other health and beauty care items.

       On April 14, 1999, Flents consummated an asset acquisition ("Karlen") of Karlen Manufacturing, Inc. The Company acquired substantially all of the net operating assets of Karlen. The purchase price was $17,750,000, excluding acquisition costs. The Karlen operation, which is based in Michigan, is in the business of manufacturing, marketing and selling personal health and beauty care items, including some products similar to those sold by Flents.

     The purchase price consisted of a $16,750,000 cash payment and a $1,000,000 promissory note bearing interest at 12% per annum.

     Karlen Manufacturing Inc. had revenues in the amount of approximately $12,345,000 in 1998. The assets acquired include approximately $1,585,000 in accounts receivables, $1,800,000 in inventory and $372,000 in property and equipment. Flents assumed current liabilities of approximately $373,000.

       All agreements entered into and described below are dated April 14,1999 unless noted otherwise.

         In connection with the Karlen acquisition, Flents entered into an Employment Agreement with the chief operating officer of Karlen, to serve as the President of Flents. The Employment Agreement has a term of five years. The Agreement provides for compensation at an annual rate of $165,000 per year. On the first anniversary of the Agreement and on each subsequent anniversary, the annual rate of salary shall be increased by 5% of the amount of the previous annual rate. The Agreement also entitles the Employee to a bonus based on the Subsidiary's increase in earnings before interest, taxes, depreciation and amortization. Additionally, the Agreement grants the Employee an option to purchase an aggregate of 2.0408 shares of common stock of the Subsidiary. The exercise price shall be the value of the Subsidiary on April 14, 1999 multiplied by 2.0408%. The option vests on the fifth anniversary of the Agreement and expires nine months after vesting.

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

       To finance the Karlen acquisition, at the Closing, Flents entered into a $10,000,000 financing facility pursuant to a Revolving Credit, Term Loan and Security Agreement with a bank. The facility includes a Term loan of $4,000,000, fully funded at closing, and a line of credit of $6,000,000 of which at closing approximately $2,900,000 was drawn and approximately $1,000,000 was available under the facility's various borrowing limits. Flents pledged all of its assets as security for this financing. The term loan is for three years and bears interest at the bank's base rate plus .75%. The line of credit bears interest at the bank's base rate plus .25%.

       Flents also entered into, with a subordinated lender, a Securities Purchase Agreement by which the lender advanced $8,000,000 to Flents and acquired (1) detachable warrants (the "Flents warrants") exercisable to purchase 22 shares of common stock of Flents, par value $.01 per share, which would constitute upon exercise 22% of the issued and outstanding common stock of Flents on a diluted basis, and (2) an $8,000,000 promissory note with an interest rate of 12%. At December 31, 1999 the $8,000,000 promissory note had a stated value of $5,954,841 after giving consideration that the note has an effective interest rate of 19.88%. The Flents warrants are exercisable for a nominal purchase price until April 14, 2009. The promissory note is payable interest only for six years and is due in full at maturity in six years.

       Pursuant to an Investment Agreement by and among the Company and two of the Company's officers/directors, Flents issued an aggregate of 18% of its common stock of Flents, for consideration of $1,800,000.

       Upon the exercise of the warrants, the Company will own 60% of Flents. Because Flents is no longer a wholly owned subsidiary of the Company, Flents also entered into a Management Agreement with PTI. Under the Management Agreement, PTI provides various services to Flents, including senior executive services of the Chief Executive Officer and the Chief Financial Officer, information and data processing functions and services, management systems and services, and senior human resource management functions and services, such as payroll, benefits, and related functions.

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

         Flents competes in the personal health and beauty care market. Products include cosmetics and ear and eye care accessories.



Manufacturing

         The Company assembles helmets at its facility in New York, imports helmets, bicycles and bicycle accessory products, and manufactures and distributes health and beauty care products from its facilities in Michigan. The Company sources out the manufacturing of all the raw components of its helmets and certain components of its health and beauty care products to various manufacturers in the United States. Such independent manufacturers use molds and tooling that are owned by and for the exclusive use of the Company in the manufacture of these certain components. Further, the Company sources out the manufacturing of its helmets, bicycles and bicycle accessory products and certain health and beauty care products to certain foreign manufacturers in East Asia. Management believes that this outsourcing is the best long-term arrangement because it enables the Company to reduce its need for capital expenditures on equipment, and its manufacturing overhead.

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

         Although the Company's operations would be seriously disrupted until alternative suppliers are found, with a significant adverse financial impact, the Company believes that such contract manufacturing of raw helmets and tooling and molds, as well as all of the raw materials required for such manufacturing, is available from several alternate sources. In addition, the Company believes that alternative suppliers for the Company's bicycle and bicycle accessory products and health and beauty care products are available in the event of a disruption of supply.

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

         During 1999, the Company's sales to its single largest customer constituted approximately 42 percent of its gross revenues, compared to approximately 58 percent during the 1998 calendar year and 71 percent during the 1997 calender year. Sales to its second largest customer during the calender years 1999, 1998 and 1997 accounted for 25, 28 and 15 percent of gross revenues, respectively. The Company believes that its relationships with these customers are good.

         The Company has entered into a license agreement with Spice Girls Limited to manufacture and market helmets, bicycles and bicycle accessories under the Spice GirlsTM brand name. The Company has also entered into a license arrangement with Hasbro, Inc. to manufacture and market helmets, bicycles and bicycle accessories under the PlayskoolTM TonkaTM and FurbyTM brand names. Through December 31, 1999, the Company had entered into an exclusive license with Mattel, Inc. to manufacture helmets under the BarbieTM brand name, as well as a license to sell BarbieTM bicycle accessory products. During 1999, the Company entered into several new licensing agreements including: Lisa FrankTM, Hello KittyTM and Power RangersTM for which the Company will manufacture and market helmets, bicycles and bicycles accessories. The Company also entered into a licensing agreement with Greg LeMond for which the Company will manufacture and market helmets and bicycle accessories. Additionally, the Company entered into an agreement with master lock for which the Company manufactures and distributes bicycle accessory products.

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

Trademarks and Patents

         The Company markets its bicycle helmets, bicycles and bicycle products under the brand names Protective TechnologiesTM PTITM Hydrogen(R) and Aerial Assault(R). The Company markets its ear care products under the brand names Comfees(TM) and Quiet Please!(R). The Company believes that such trademarks are helpful to the Company's ability to market its products. To the extent it has not already done so, the Company plans to apply for registration of such trademarks.

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

         Bell and other competitors have significantly greater financial and other resources than the Company; however, the Company's ability to compete with Bell is highlighted by its success at Toys R Us and Target, where it has replaced Bell as the largest vendor. PTI believes it has become the second largest manufacturer of bicycle helmets and accessories selling through the mass merchant channel.

         Flents' competitors include many large and small companies, many of which have an advantage over the company in terms of greater financial resources and ability to advertise their products to the general public.

Research and Development

         The Company's research and development activities include development of new products, the improvement of existing products and the refinement of its manufacturing processes. During 1999, the Company spent approximately $192,000 on such research and development, up from approximately $169,000 in 1998 and approximately $117,000 in 1997. Of the $192,000 spent on research and development during 1999, PTI spent approximately $171,000 and Flents spent approximately $21,000.

Employees

         As of March 30, 2000, the Company had approximately 250 full-time employees, including 50 individuals in management, administration and clerical positions. The Company's employees are not represented by a labor union, and the Company believes that its relations with employees are satisfactory.

Segments and Geographical areas

         Financial information about segments and geographical areas is shown in the Company's consolidated financial statements included herein.

ITEM 2.  Properties.

         PTI's principal facility is a 200,000 square foot warehouse and assembly facility in Hastings on Hudson, New York. Flents' principal facility is a 53,000 square foot manufacturing and warehouse facility in St. Charles, Michigan. PTI and Flents occupy the facilities pursuant to leases, which expire in 2001 and 2002, respectively. The Company also occupies approximately 12,500 square feet of office space in Yonkers, New York pursuant to a lease expiring in 2004. Additionally, the Company also uses other smaller spaces in Texas, California, New York and Michigan.



ITEM 3.  Legal Proceedings.


         Certain product liability claims and actions are pending against the Company. While the outcome of such matters can not be determined, it appears the Company's product liability insurance is adequate to cover any losses that may arise from such claims.


ITEM 4.  Submission of Matters to a Vote of Security Holders.


         No matter was submitted during the fourth quarter of the Company's 1999 fiscal year to a vote of security-holders.




                                     PART II


ITEM 5.  Market for Registrant's Common Equity and Related Stockholder Matters.


         The Principal market on which the Company's common stock trades is The NASDAQ Small-Cap Stock Market under the symbol "PTII."

         The following table sets forth the high and low sale prices according to The NASDAQ Stock Market Research Department for the common stock of the Company during the periods indicated:

                                            NASDAQ Stock Market List Prices
                                        ----------------------------------------


Quarter Ended                                                                  High                                 Low
-------------                                                                -------                               ------
March 31, 1999                                                                 $ 4.000                              $ 2.875
June 30, 1999                                                                  $ 3.250                              $ 2.625
September 30, 1999                                                             $ 3.250                              $ 1.688
December 31, 1999                                                              $ 2.063                              $ 1.250

March 31, 1998                                                                $ 10.000                              $ 7.500
June 30, 1998                                                                  $ 8.813                              $ 6.438
September 30, 1998                                                             $ 8.750                              $ 5.875
December 31, 1998                                                              $ 6.500                              $ 3.375

March 31, 1997                                                                 $ 9.250                              $ 7.875
June 30, 1997                                                                  $ 8.813                              $ 7.688
September 30, 1997                                                             $ 9.563                              $ 6.875
December 31, 1997                                                              $ 6.500                              $ 7.375



         The above prices are over-the-counter market quotations and reflect inter-dealer prices, without retail mark-up, mark-down, or commission, and may not represent actual transactions. The source of such prices is The NASDAQ Stock Market's monthly statistical summary reports.

         As of March 30, 2000, the approximate number of holders of record of the Company's common stock was 120, and the number of beneficial holders of the Company's common stock was in excess of 1,300. The Company has not paid dividends to its shareholders since its inception and does not plan to pay dividends in the foreseeable future. The Company currently intends to retain any earnings to finance the growth of the Company.

         There were no recent sales of unregistered shares of the Company's securities.

ITEM 6.  Selected Financial Data.

Annual Financial Data:


                                                    1999              1998             1997              1996             1995
                                                 -----------       -----------      -----------       -----------     -------------

Net Sales                                        $68,477,246       $60,522,011      $34,566,135       $17,529,509       $8,166,788

Income (loss) from continuing operations           (206,628)         2,492,229        (941,295)         1,691,118          787,936

Income (loss) from continuing  operations per
share of common stock
     Basic                                            (.04)                .51             (.23)              .49              .22
     Diluted                                          (.04)                .49             (.23)              .43              .22

Total assets                                      50,735,035        38,386,965       21,126,970        10,607,586        6,536,909

Long-term    obligations    and    redeemable
preferred stock                                   $10,804,832             -                -               $2,500           $2,500


Information about business combinations and dispositions of business operations that materially affect the comparability of the selected financial data is described in the company's consolidated financial statements.

Quarterly Financial Data (Unaudited):


                                               1999                                                    1998
----------------------------------------------------------------------------  ----------------------------------------------------
                          First        Second        Third        Fourth         First       Second        Third        Fourth
                         Quarter       Quarter      Quarter      Quarter        Quarter      Quarter      Quarter      Quarter
                         -------       -------      -------      -------        -------      -------      -------      -------

Net Sales               $16,120,849  $21,769,208  $14,517,252   $16,069,937   $11,745,977  $19,397,234  $12,917,533   $16,461,267

Gross profit              4,609,257    5,573,756    4,616,936     3,240,110     3,691,468    6,086,331    3,381,549     4,079,551

Net Income (loss)           485,063      249,562       29,740     (970,993)       732,265    1,516,244      100,689       143,031

Net  Income  (loss)  per
share of common stock
     Basic                      .10          .05          .01         (.19)           .15          .32          .02           .34
     Diluted                    .10          .05          .01         (.19)           .14          .30          .02           .32

Net income (loss)          $485,063     $249,562      $29,740    $(970,993)      $732.265   $1,516,244     $100,689      $143,031




ITEM 7. Management's Discussion and Analysis of Financial Condition
                           and Results of Operations


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

         The Company's net sales were $68,477,246 during the year ended December 31, 1999, an increase of 13% from its net sales of $60,522,011 in 1998. Net sales for 1998 increased 75% over net sales of $34,566,135 in 1997. The 13% sales increase from 1998 to 1999 and the 75% increase from 1997 to 1998, resulted predominantly from the acquisitions by Flents of Karlen in 1999, Comfees in 1998 and Flents Products in 1997. The increase from 1997 to 1998 also resulted from increased sales to existing customers through the addition of new helmet models, from increased market share at the expense of competitors, from increased sales in existing models due to growth in the overall helmet market, from increased sales of the Company's bicycle and bicycle accessory products, from the addition of new retail outlets for the Company's products, from introducing new accessory product lines, and from the Company's license arrangements. Sales for Flents were $16,907,000 in 1999, $8,688,000 in 1998 and $3,715,000 in 1997.

         The cost of sales for the year ended December 31, 1999 was $50,437,187 (resulting in a gross profit margin of 26%), compared to the Company's cost of sales for the year ended December 31, 1998 of $43,283,112 (resulting in a gross profit margin of 28%), compared to the Company's cost of sales for the year ended December 31, 1997 of $23,751,353 (resulting in the gross profit margin of 31%). PTI's gross profit margin contribution approximated 21% in 1999, 25% in 1998 and 30% in 1997. Flents' gross profit margin contribution approximated 43% in 1999, 48% in 1998 and 40% in 1997. The fluctuation in gross margins for Flents was due primarily to changes in product mix sales. The 5% decrease in the consolidated gross profit margin is primarily related to an increase in bicycle sales in 1999, a lower margin product line.

         Selling, general and administrative expenses for the year ended December 31, 1999 were $15,898,016 compared to selling, general and administrative expenses of $11,872,695 for the year ended December 31, 1998 and $9,710,647 for the year ended December 31, 1997. Selling, general and administrative expenses were $6,073,809 for 1997 without the non-recurring charge for stock based compensation of $3,636,838. Without the charge, selling, general & administrative expenses, as a percentage of sales were 23%, 20% and 18% for the years ended December 31, 1999, 1998, and 1997 respectively. The increased selling, general and administrative spending in 1999 and 1998 was primarily due to the higher costs associated with the expansion of the helmet, bicycle and bicycle accessory business, licensing fees associated with the sales of licensed products, the amortization of goodwill associated with the acquisitions of Karlen and Comfees, the depreciation of the installation of new systems and the higher costs for human resources.

         Interest expense for the Company for the year ended December 31, 1999 was $2,365,910, compared to interest expense of $1,015,503 for the year ended December 31, 1998 and $217,430 for the year ended December 31, 1997. The increase in interest expense from 1997 to 1998 was due primarily to increased inventory levels for the Company and to finance the acquisition of Flents
Products, which occurred in August 1997. Accordingly, the interest expense associated with the acquisition for 1997 included a part year only, whereas 1998 included a full year of interest expense. The increase in interest expense from 1998 to 1999 was due primarily to the financing costs associated with the acquisition of Karlen Manufacturing. Interest expense for Flents was $1,487,587 for the year ended December 31,1999, $247,971 for the year ended December 31, 1998 and $12,637 for the year ended December 31, 1997.

         The Company had a net loss of $206,628 for the year ended December 31, 1999 compared to the Company's net income for the year ended December 31, 1998 of $2,492,229 and net loss for the year ended December 31, 1997 of ($941,295). The reduction in earnings from 1998 to 1999 resulted primarily from reduced margins and the financing costs associated with the acquisition of Karlen and increased Goodwill amortization. The net loss for 1997 included a non-recurring charge for stock based compensation of $3,636,838. This charge was the result of the Company's preferred shares held by management and former directors being converted into common shares pursuant to the terms of the Company's Series A preferred stock.


Liquidity and Capital Resources

         The Company's working capital at December 31, 1999 was $9,733,611 as compared to $10,320,370 at December 31, 1998.

         The cash flows of the Company have fluctuated due to the impact of net income and losses, capital spending, working capital requirements, the issuance of common stock and other financing activities. The Company expects that cash flows in the near future will be primarily determined by the levels of net income, working capital requirements, and financings, if any, undertaken by the Company. Net cash was decreased by ($104,088), and increased by $155,458 and $320,282 in the years ended December 31, 1999, 1998 and 1997 respectively.

         Net cash provided by (used in) operating activities was $8,444,380, ($7,741,482) and ($96,916) in the years ended December 31, 1999, 1998 and 1997 respectively. Net income (loss) was ($206,628), $2,492,229 and $(941,295) for the same periods, respectively.

         Net cash used in investing activities was $5,392,350, $3,781,515 and $3,380,651 in the years ended December 31, 1999, 1998 and 1997 respectively. Net cash used in investing activities included payments for acquired businesses and assets of $17,787,747, $1,307,859 and $1,855,289 and payments primarily for computers, manufacturing equipment and other capital expenditures of $1,769,453, $3,330,033 and $1,960,208 in these periods, respectively.

         Net cash provided by financing activities was $10,802,959, $13,289,290 and $4,198,713 in the years ended December 31, 1999, 1998 and 1997 respectively. Cash flows from financing activities were primarily affected by the net proceeds from issuance of common stock resulting from option and warrant exercises during 1998 and 1997 of $140,001 and $3,350,234, respectively. During the years ended December 31, 1999, 1998 and 1997 net borrowings were $8,999,459, $13,149,289 and
$872,062, respectively.

         The Company pays its employees and vendors on a weekly, monthly or bimonthly basis, while its customers pay for products on an average of 75 days after shipment, and therefore the Company has substantial needs for working capital. As of December 31, 1999, the Company had $733,530 of cash available for its cash needs, compared to cash of $837,618 and $682,160 as of December 31, 1998 and 1997, respectively.

         On April 14, 1999, the Company negotiated new financing agreements with PNC Business Credit. Under the terms of the new financing agreement, PNC Business Credit has issued separate financing agreements for PTI and Flents. Each company now has a line of credit collateralized by such company's inventory, receivables and other assets, and guaranteed by the Company as well as a separate term loan. PTI has available on its line of credit up to $22,000,000, and has a term loan of $3,000,000; Flents has the availability on its line of credit up to $6,000,000 and a term loan of $4,000,000. Each term loan is for three years and bears interest of the bank's base rate plus .75%. The lines of credit for each bear interest at the bank's base rate plus .25%. At the closing of these financing agreements, the balance owed to Key Bank, pursuant to the line of credit with Key Bank, was fully repaid and the Karlen asset acquisition was completed. At December 31, 1999, the balances of the lines of credit were $7,478,099 (PTI) and $3,088,920 (Flents), and the term loan balance was $5,649,991. The availability on the lines of credit, based on accounts receivable and inventory balances at December 31, 1999 were approximately $11,000,000 and $4,000,000 for PTI and Flents, respectively.

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

         The Company's research and development efforts are directed toward developing new products, improving existing products and refining its manufacturing processes. Such research and development costs amounted to approximately $192,000, $169,000 and $119,000 for the years ended December 31, 1999, 1998 and 1997, respectively. It is expected that the Company will spend approximately $200,000 on research and development during the 2000 year.


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


Recently Issued Accounting Standards

         In June 1999, the Financial Accounting Standards Board ("FASB") issued SFAS No.137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133. The Statement defers for one year the effective date of SFAS No. 133, Accounting Derivative Instruments and Hedging Activities, which was issued in June 1998 and established accounting and reporting standards requiring that every derivative instrument, including certain derivative instruments embedded in other contracts, be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 also requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. SFAS No. 133 will now apply to all fiscal quarters of all fiscal years beginning after June 2000. Management believes that the implementation of SFAS No. 133 during the third quarter of year 2000 will not have a material impact on the Company's results of operations.



ITEM 7A. Market Risks and Sensitivity Analysis

The Company is exposed to various market risks, including changes in interest rates. The following analysis presents the hypothetical loss in earnings, cash flows and fair values of the financial instruments which were held by the Company at December 31, 1999, and are sensitive to the above market risks.

Interest Rate Risks

At December 31, 1999, the Company had financial assets totaling $12.1 million and financial liabilities totaling $27.9 million. For fixed rate financial instruments, interest rate changes affect the fair market value but do not impact earnings or cash flows. Conversely, for variable rate financial instruments, interest rate changes generally do not affect the fair market value but do impact future earnings and cash flows, assuming other factors are held constant.

At December 31, 1999, the Company had fixed rate financial assets of $12.1 million. Holding other variables constant, a ten percent increase in interest rates would increase the unrealized fair value of the fixed financial assets by approximately $1.2 million.

At December 31, 1999, the Company had fixed rate debt of $11.7 million and variable rate debt of $16.2 million. A ten percent decrease in interest rates would increase the unrealized fair value of the fixed rate debt by approximately $2.3 million.

The net decrease in earnings for the next year resulting from a ten percent interest rate increase would be approximately $1.6 million, holding other variables constant.


ITEM 8.  Financial Statements.
                                                                          Page

Independent Public Accountants' Report                                     12

Consolidated Balance Sheets as of December 31, 1999 and 1998               13

Consolidated Statements of Operations for the years
ended December 31, 1999, 1998 and 1997                                     14

Consolidated Statements of Stockholders' Equity for the
years ended December 31, 1999, 1998 and 1997                               15

Consolidated Statements of Cash Flows for the years                        16
ended December 31, 1999, 1998 and 1997

Notes to Consolidated Financial Statements                            17 - 38

                           REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Board of Directors and Stockholders of PTI Holding Inc. and Subsidiaries:


We have audited the accompanying consolidated balance sheets of PTI Holding Inc. (a Delaware Corporation) and Subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of PTI Holding Inc. and Subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States.



ARTHUR ANDERSEN LLP
April 13, 2000
New York, New York



                        PTI HOLDING INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                                                                                       DECEMBER 31,
                                                                                     ------------------------------------------
ASSETS                                                                                      1999                      1998
                                                                                     ----------------            --------------

Current assets:
     Cash and cash equivalents                                                                 $ 733,530                 $ 837,618
     Accounts receivable,  net of allowance for returns and
     doubtful collections of $ 515,881 (1999) and $500,000 (1998)                             10,599,417                11,169,056
     Inventories                                                                              12,959,906                15,811,781
     Deferred tax asset                                                                          322,000                   266,000
     Prepaid expenses and other current assets                                                 2,270,274                 1,670,826
                                                                                          --------------              ------------

     Total current assets                                                                     26,885,127                29,755,281

Deferred tax asset, net                                                                           90,000                   218,400
Equipment and improvements, net                                                                3,226,447                 3,066,426
Intangible assets, net                                                                        19,871,196                 5,346,858
Other assets                                                                                     662,265                         -
                                                                                          --------------              ------------
                                                                                            $ 50,735,035              $ 38,386,965
                                                                                          ==============              ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Loan payable, bank                                                                     $ 10,567,018              $ 15,217,550
     Current portion of Long term debt                                                         1,800,000                         -
     Accounts payable and accrued expenses                                                     4,784,498                 4,217,361
                                                                                          --------------                ----------

     Total current liabilities                                                                17,151,516                19,434,911
                                                                                          --------------                ----------

Long term debt, net of current portion                                                         4,849,991                         -
                                                                                          --------------                ----------

Subordinated note payable                                                                      5,954,841                         -
                                                                                          --------------                ----------

Commitments and contingencies (Note 6)

Minority interest in Subsidiary                                                                4,029,761                         -
                                                                                          --------------                ----------

Stockholders' equity:
     Common stock, $.01 par value; authorized 10,000,000 shares,
         issued and outstanding 4,956,352 shares                                                  49,564                    49,564
     Note receivable                                                                             (54,822)                  (58,322)
     Capital in excess of par                                                                 16,283,217                16,283,217
     Retained earnings                                                                         2,470,967                 2,677,595
                                                                                          --------------                ----------

     Total stockholders' equity                                                               18,748,926                18,952,054
                                                                                          --------------                ----------

                                                                                            $ 50,735,035              $ 38,386,965
                                                                                          ==============                ===========


                        PTI HOLDING INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                           YEARS ENDED DECEMBER 31,
                                                                      -------------------------------------------------------

                                                                           1999                   1998                1997
                                                                     ------------------      ---------------     -----------


Net sales                                                                 $68,477,246            $60,522,011      $ 34,566,135

Cost of sales                                                              50,437,187             43,283,112        23,751,353
                                                                         ------------            -----------       -----------

Gross profit                                                               18,040,059             17,238,899        10,814,782

Selling, general and administrative expenses:
      Licensing Fees                                                        1,710,052              1,319,217           467,992
      Depreciation and Amortization                                         1,891,408              1,639,270           736,277
      Other selling, general and administrative expenses                   12,296,556              8,914,208         8,506,378
                                                                         ------------             ----------       -----------

                                                                           15,898,016             11,872,695         9,710,647
                                                                         ------------             ---------        -----------

Income from operations                                                      2,142,043              5,366,204         1,104,135

Interest expense, net of interest income of,
      $106,145 for 1999, $102,386 for 1998 and $98,579 for 1997             2,365,910              1,015,503           217,430
                                                                         ------------             ----------       -----------


Income (loss) before income taxes & minority interest                        (223,867)             4,350,701           886,705
                                                                         ------------             ----------       -----------

Income taxes (benefit):
      Current                                                                (119,000)             2,044,872         1,807,000
      Deferred                                                                 72,000               (186,400)           21,000
                                                                         ------------             ----------       -----------

                                                                              (47,000)             1,858,472         1,828,000
                                                                         ------------             ----------       -----------

Income (loss) before minority interest                                       (176,867)             2,492,229          (941,295)

Minority interest in subsidiary                                               (29,761)                     -                 -
                                                                         ------------             ----------       -----------

Net income (loss)                                                          $ (206,628)           $ 2,492,229        $ (941,295)
                                                                         ============             ==========       ===========






Net income (loss) per share of common stock :
      Basic                                                                   $ (0.04)                $ 0.51           $ (0.23)
      Diluted                                                                 $ (0.04)                $ 0.49           $ (0.23)

Weighted  average shares outstanding :
      Basic                                                                  4,956,352              4,852,389          4,083,209
      Diluted                                                                4,956,352              5,087,387          4,083,209


                        PTI HOLDING INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                                                                                    Note receivable
                                                                                    from exercise                        Total
                                             Common stock          Capital in        of stock         Retained       stockholders'
                                   ----------------------------=
                                        Shares         Amount      excess of par     options and      earnings           equity
                                                                                      warrants
                                    ------------ -------------   --------------  ----------------  --------------    -------------

Balance,
       January 1, 1997                  3,487,936      $ 34,879       $ 6,408,357        $ -          $ 1,126,661       $ 7,569,897

Net (loss)                                 -                 -              -              -            (941,295)         (941,295)


Issuance of common stock                1,308,570        13,086         9,736,458        (58,322)         -               9,691,222
                                    -------------    ------------     ------------    ------------     -----------     ------------

Balance,
      December 31, 1997                 4,796,506        47,965        16,144,815         (58,322)        185,366        16,319,824

Net income                                  -                -              -                 -         2,492,229         2,492,229


Issuance of common stock                  159,846         1,599           138,402            -               -              140,001
                                    --------------    -----------      ------------    ------------    ------------    ------------
Balance,
      December 31, 1998                 4,956,352        49,564        16,283,217         (58,322)      2,677,595        18,952,054

Net (loss)                                   -               -               -               -           (206,628)        (206,628)

Repayment of Stock receivable                   -             -            -                3,500            -               3,500
                                        ----------    ------------    -------------  ---------------   -------------    -----------
Balance,
      December 31, 1999                 4,956,352      $ 49,564      $ 16,283,217       $ (54,822)    $ 2,470,967      $ 18,748,926
                                        ==========     ===========    =============  ===============   =============    ===========





               PTI HOLDING INC. AND SUBSIDIARIES

             CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                YEARS ENDED DECEMBER 31,
                                                                   ------------------------------------------------
                                                                      1999               1998              1997
                                                                   ------------      -----------         ----------


Cash flows from operating activities:
     Net income (loss)                                               $ (206,628)       $ 2,492,229       $ (941,295)
     Adjustments to reconcile net income (loss) to net cash
          used in operating activities:
     Minority interest in income of subsidiary                           29,761                  -                -
     Provision for returns and doubtful collections                     (24,119)           391,500          (87,406)
     Depreciation                                                     1,932,436          1,937,244          940,628
     Amortization of intangible assets                                  736,344            234,020          196,513
     Deferred income (benefit) tax                                       72,400           (186,400)          21,000
     Stock-based compensation                                                 -                  -        3,636,838
     Interest expense on discount of subordinated note                  154,841                  -                -
     (Increase) decrease in operating assets exclusive of
          the effects of business combinations:
        Accounts receivable                                           1,940,904         (6,333,385)        (933,737)
        Inventories                                                   4,718,907         (7,939,424)      (3,424,417)
        Prepaid expenses and other current assets                      (764,986)           182,258           88,846
        Other assets                                                   (472,385)                 -                -
     Increase (decrease) in operating liabilities exclusive
          of the effects of business combinations:
       Accounts payable and accrued expenses                            326,908          1,537,475        1,411,002
       Other current liabilities                                             (3)           (56,999)      (1,004,888)
                                                                      -------------   -------------      -----------

     Net cash provided by (used in) operating activities              8,444,380         (7,741,482)         (96,916)
                                                                      -------------   -------------      -----------

Cash flows from investing activities:
     Cash payments as partial consideration for purchases
          of acquired businesses and assets and
          acquisition costs                                         (17,787,474)        (1,307,859)      (1,855,289)
     Loans to stockholders, net of repayments                           205,500           (754,458)          33,982
     Purchase of equipment and improvements                          (1,769,453)        (3,330,033)      (1,960,208)
                                                                    ---------------    ------------     ------------

     Net cash (used in) investing activities                        (19,351,427)        (5,392,350)      (3,781,515)
                                                                    --------------     -------------    ------------
Cash flows from financing activities:
     Payments of other current liabilities                                    -                  -          (23,583)
     Repayment of common stock recievable                                 3,500                  -                -
     Proceeds from issuance of common stock                                   -            140,001        3,350,234

     Minority investment in Subsidiary                                1,800,000                  -                -
     Proceeds from long term financing                               15,000,000                  -                -
     Repayment of long term financing                                (1,350,009)                 -                -
     Borrowings, net                                                 (4,650,532)        13,149,289          872,062
                                                                    --------------    --------------     -----------

     Net cash provided by financing activities                       10,802,959         13,289,290        4,198,713
                                                                    --------------    --------------     -----------

Net increase (decrease) in cash and cash equivalents                   (104,088)           155,458          320,282

Cash and cash equivalents, beginning of year                            837,618            682,160          361,878
                                                                    --------------    ---------------    -----------

Cash and cash equivalents, end of year                                $ 733,530          $ 837,618        $ 682,160
                                                                    =============     ==============     ===========

Supplemental disclosures:
     Interest paid                                                  $ 2,473,000        $ 1,026,712        $ 317,452
     Income taxes paid                                                  697,025          2,558,874        3,415,144

Non-cash investing and financing activities:
     Acquisition of business:
       Fair value of net assets acquired                              3,336,912                  -        2,198,604
       Excess of purchase price over net assets acquired             14,413,088                  -        2,931,572
       Common stock issued as partial consideration                           -                  -        2,701,650
       Promissory note used as partial consideration in
          the business combination                                    1,000,000                  -                -
       Accrued liabilities                                              240,231                  -                -
     Conversion of preferred stock                                            -                  -            2,500
     Receivable from exercise of common stock warrants                        -                  -           58,322



1.      Summary of significant accounting policies:

        Principles of consolidation:

     The consolidated financial statements include PTI Holding Inc., (a Delaware Corporation) and its five wholly-owned subsidiaries: Protective
     Technologies International Inc. ("PTI"), Flents Products Co., Inc. ("Flents") a subsidiary acquired in 1997, Zacko Sports, Inc. ("Zacko"), Fu-Chung Manufacturing Inc. ("FCM"), and Alpine Financial Inc. ("Alpine"). PTI Holding Inc. and its subsidiaries are collectively referred to as the Company. Significant intercompany balances and transactions are eliminated in consolidation.

        Nature of operations:

        PTI and Zacko design, manufacture and market bicycle helmets, bicycles and bicycle accessories for sale principally to domestic retailers. Flents designs, manufactures and markets a variety of personal care health and beauty aids. FCM and Alpine were formed in 1998, and are presently inactive.


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

        Intangible assets:

        Intangible assets, which consist primarily of purchased intangible assets and goodwill resulting from business acquisitions, are amortized on a straight-line basis from a range of 7 to 40 years.

        Impairment of long-lived assets:

        Long-lived assets and certain identifiable intangibles, including goodwill are reviewed for impairment whenever events or changes in circumstances indicate that full recoverability is questionable. Management evaluates the recoverability of its intangible assets (primarily goodwill) and other long-lived assets and several factors are used in the valuation including, but not limited to, management's plans for future operations, recent operating results and projected cash flows.

        Income taxes:

        Income taxes are determined under the asset and liability method. Deferred tax assets and liabilities are determined based upon differences between the financial reporting and the tax basis of assets and liabilities.


        Research and development costs:

        Research and development costs which consist primarily of personnel costs are included in selling, general and administrative expenses and are charged to operations as incurred. Such costs amounted to approximately $192,000, $169,000 and $119,000 for the years ended December 31, 1999, 1998 and 1997 respectively.

        Earnings per share of common stock:

        Net income (loss) per common share amounts ("basic EPS") are computed by dividing net income or loss by the weighted average number of common shares outstanding excluding any potential dilution. Net earnings per common share amounts assuming dilution ("diluted EPS") are computed by reflecting potential dilution from the exercise of stock options and warrants.

        Areconciliation between the numerators and denominators of the basic and diluted EPS computations for net income (loss) is as follows:

                          Year Ended December 31, 1999     Year Ended December 31, 1998      Year Ended December 31, 1997
                     -----------------------------------   ----------------------------    -------------------------------
                                                 Per                                Per                              Per
                        Net                     share       Net                     share     Net                   share
                        loss       Shares       amount     income      Shares       amount    loss     Shares       amount
-------------------- -----------  -----------  --------  ----------- -----------  -------  ----------- ----------  --------
Basic EPS            ($206,628)    4,956,352   ($0.04)   $2,492,229   4,852,389    $0.51   ($941,295)  4,083,209   ($0.23)

Dilutive stock
Options & warrants                                                      234,998
-------------------- -----------  -----------  --------  ----------- -----------  -------  ----------- ----------  --------

Diluted EPS          ($206,628)    4,956,352   ($0.04)   $2,492,229   5,087,387    $0.49   ($941,295)  4,083,209   ($0.23)
-------------------- -----------  -----------  --------  ----------- -----------  -------  ----------- ----------  --------



        The   potentially   dilutive  shares  that  were  not  included  in  the
        computation of diluted earnings per share because to do so would be antidilutive consist of stock options and warrants as follows:

                                                        Options/Warrants

         Year ended December 31, 1999                      566,020
         Year ended December 31, 1998                      174,000
         Year ended December 31, 1997                      837,283


        Stock-based compensation:

        Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," encourages but does not require companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Accordingly, compensation expense for stock options issued to employees is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock. See Note 11 for SFAS No. 123 disclosure.

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

        Fair Value of Financial Instruments

        The carrying amounts reported in the consolidated balance sheets for cash, accounts receivable, accounts payable and accrued expenses approximate fair value due to their short-term maturities. The amounts presented for long-term debt and other long-term liabilities also approximate their fair value.

        Reclassifications

        Certain items shown here have been reclassified to conform to the 1999 presentation.

2.      Business combinations:

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

        On May 12, 1998, Flents acquired certain assets of the Comfees division of Magnivision, a subsidiary of American Greetings Corporation, for a purchase price of approximately $1,700,000. The Comfees product line includes contact lens cases, liquid dispensers, medicine dispensers, finger splints and ear protectors, among other health and beauty care items. Comfees products are sold through several mass merchandisers. The fair market value of the tangible assets acquired was $481,842.

       On April 14, 1999, Flents consummated an asset acquisition ("Karlen") of Karlen Manufacturing, Inc. The Company acquired substantially all of the operating assets of Karlen, other than one minor product line and cash. The purchase price was $17,750,000. The assets were acquired subject to substantially all existing operating liabilities of Karlen, other than liabilities related to the excluded product line. The acquisition has been accounted for as a purchase.

       The purchase price consisted of a $16,750,000 cash payment and a $1,000,000 promissory note bearing interest at 12% per annum. The assets acquired include approximately $1,387,000 in accounts receivables, $1,867,000 in inventory and $323,000 in property and equipment. Flents assumed current liabilities of approximately $240,000.

       All agreements entered into and described below are dated April 14,1999 unless noted otherwise:

       In connection with the Acquisition, Flents entered into an Employment Agreement with the chief operating officer of Karlen Manufacturing, Inc., to serve as the President of Flents. The Employment Agreement has a term of five years.

       Flents also entered into a Lease Agreement. The lease is for a term of three years and is at specified rental payments, which Flents believes are fair market rates. The lessor is a shareholder of Karlen Manufacturing, Inc.

       In addition, Flents has entered into a Requirements Agreement by which Flents has agreed to buy all of its requirements of non-latex polyurethane cosmetic grade foam, subject to the terms of the Agreement, from an entity related to a Karlen Manufacturing, Inc. shareholder. This raw material is used in the manufacture of foam wedges which are used in various cosmetic products. The term of this agreement is for three years with purchase prices under the Requirements Agreement approximately equal to the historic purchase prices charged to Karlen for this critical raw material.

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

       Upon the exercise of the warrants, the Company will legally own 60% of Flents. Because Flents is no longer a wholly owned subsidiary of the Company, Flents also entered into a Management Agreement with PTI. Under the Management Agreement, PTI provides various services to Flents, including senior executive services of the Chief Executive Officer and the Chief Financial Officer, information and data processing functions and services, management systems and services, and senior human resource management functions and services, such as payroll, benefits, and related functions.

       Flents also entered into a Shareholders' Agreement by and among Flents, the Company, the Subordinated lender and the two officers/directors owning 18% of Flents. The Shareholders' Agreement places various restrictions on the shareholders, including restrictions on the transfer of shares of Flents common stock.

       Refer to Note 5 for discussion of financing arrangements.

Supplemental pro forma information as though Karlen Manufacturing (1999) and Flents (1997) Products had been combined with PTI Holding Inc. at the beginning of the respective periods is presented below:

                                        Years ended December 31,
                              --------------------------------------------
                                     1999         1998           1997
                              ---------------------------------------------

Revenues                      $71,891,000      $72,813,000     $48,339,000

Income (loss) before
 income taxes                     (45,000)       2,623,000         704,000

Net Income (loss)                (201,000)       1,747,000       1,695,000

Net Income (loss) per share
 of common stock
     Basic                    $    (0.04)            0.36           (0.42)
     Diluted                  $    (0.04)            0.34           (0.42)



3.      Inventories:

        Inventories are summarized as follows:

                                             1999                   1998
                                        ---------------          ------------

  Raw materials and work-in-progress        $ 4,763,671            $ 3,973,179
  Finished goods                              8,196,235             11,838,602
                                        ---------------          -------------

                                           $ 12,959,906            $15,811,781
                                        ===============          =============



4.      Equipment and improvements:

        Equipment and improvements consist of the following:


                                     1999                   1998
                                   -----------          ------------

 Production equipment              $ 3,201,472           $ 2,236,303
 Office equipment                    3,647,518             2,713,067
 Leasehold improvements                722,158               529,321
                                   ------------         ------------

                                     7,571,148             5,478,691
 Less accumulated depreciation       4,344,701             2,412,265
                                   ------------         ------------

                                   $ 3,226,447           $ 3,066,426
                                   ===========          ============



        During the year ended December 31, 1998, the Company capitalized $1,628,543 with respect to the implementation of the SAP R/3 accounting system. This amount was primarily composed of software and configuration costs.



5.      Financing arrangements:

        On April 14, 1999, the Company negotiated new financing agreements with a bank. Under the terms of the new financing agreement, the bank has issued separate financing agreements for PTI and Flents. Each company now has a line of credit collateralized by such company's inventory, receivables and other assets, and guaranteed by the Company as well as a separate term loan. PTI has available on its line of credit up to $22,000,000, and has a term loan of $3,000,000; Flents has the availability on its line of credit up to $6,000,000 and a term loan of $4,000,000. Each term loan is for three years and bears interest of the bank's base rate plus .75%. The lines of credit for each bear interest at the bank's base rate plus .25%. At December 31, the bank's base rate was 8.5%. The availability on the lines of credit, based on accounts receivable and inventory balances at December 31, 1999 were approximately $11,000,000 and $4,000,000 for PTI and Flents, respectively.

        The line of credit agreements require the Company and each of PTI and Flents to comply with certain affirmative covenants, including the maintenance of a minimum fixed charge ratios and minimum net worth amounts, all as defined in the agreement. The leverage, fixed charge and net worth covenants for PTI were waived for 1999. In addition, certain negative covenants (which are all defined in the agreement) call for the Company to obtain the bank's consent prior to business acquisitions, debt guarantees, sales or transfers of accounts receivable, loans, dividend declarations or payments, distributions of assets, incurring certain debt, and permitting liens against assets. The Company also expects not to be in compliance with covenants in certain quarters throughout 2000. However, the Company does not expect the non-compliance to have a material affect on the financial statements.

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

        Flents also entered into, with a subordinated lender, a Securities Purchase Agreement by which the lender advanced $8,000,000 to Flents and acquired (1) detachable warrants (the "Flents warrants") exercisable to purchase 22 shares of common stock of Flents, par value $.01 per share, which would constitute upon exercise 22% of the issued and outstanding common stock of Flents on a diluted basis, and (2) an $8,000,000 promissory note with an interest rate of 12%. At December 31, 1999 the $8,000,000 promissory note had a stated value of $5,954,841 after giving consideration that the note has an effective interest rate of 19.88% due to the warrants. The Flents warrants are exercisable for a nominal purchase price until April 14, 2009. The promissory note is payable interest only for six years and is due in full at maturity in six years. The debt discount (fair market value of warrants issued) associated with this lender is being amortized over the life of the related debt.


        As summary of the Company's financing at December 31, 1999, is presented below.


     Term loans payable, bank                                       $5,649,991

     Note payable to seller of acquired business                     1,000,000

     Subordinated debt payable                                       5,954,841
                                                                   ------------

     Long-term borrowings                                           12,604,832

     Lines of credit, bank                                          10,567,018
                                                                 ---------------

                                                                   $23,171,850
                                                                 ==============




        The aggregate maturities of long-term debt are as follows:


                                 2000           $1,800,000
                                 2001            1,800,000
                                 2002            3,049,991
                                 2003             -
                                 2004             -
                          Thereafter             5,954,841

                                             --------------
                                                12,604,832

        Less: Current portion                    1,800,000
                                             -------------

        Total Long Term debt                   $10,804,832
                                             =============




                    The carrying amount of the Company's financing at December 31, 1999 approximates fair value due to the availability of suitable alternative debt.


6.      Commitments:


        Employment contracts:

        The Company has a long-term employment agreement with a key employee and three consulting agreements with consultants. The employment agreement provides for a minimum annual compensation plus certain fringe benefits.

        The table below shows the aggregate minimum compensation required under the employment and consulting agreements:


           2000                                          $337,000
           2001                                           305,000
           2002                                           175,000
           2003                                            12,000
           2004                                            12,000
    Thereafter                                             33,000
                                                         --------

    Total                                                $874,000
                                                         ========


        Leasing arrangements:

        The Company leases office space, manufacturing and warehouse facilities under operating leases which expire at various dates through the year 2005. In addition to minimum rent, most of the leases require escalation payments based on operating expenses and/or real estate taxes. One lease provides the Company with the option to lease additional space.

        Minimum payments for operating leases having initial or remaining non-cancelable terms in excess of one year are as follows:

                                 2000                   $887,000
                                 2001                    330,000
                                 2002                    299,000
                                 2003                    304,000
                                 2004                    304,000
                          Thereafter                      50,000

                                                    ------------
                                                      $2,174,000
                                                    ============



        Rent expense for the years ended December 31, 1999, 1998 and 1997 totaled approximately $1,391,000, $1,123,000 and
        $575,000 respectively.

         Retirement plan:

       Effective January 1, 1998, the Company began sponsoring a defined contribution plan. The plan covers all eligible employees and provides for contributions of up to 3% of salary plus an additional discretionary percentage to be determined annually by resolution of the Board of Directors. Employer contributions totaled $69,980 and $33,339 for 1999 and 1998, respectively.

7.      License agreements:

        The Company has entered into various licensing agreements requiring royalty payments based on specified percentages of product sales expiring at various dates through 2009. The future minimum guaranteed royalty payments are $1,647,000 in 2000 and $1,632,000 in 2001, and
        $500,000 per year from 2002 through 2009. Royalty expenses under these licensing agreements totaled $1,710,000 in 1999, $1,319,000 in 1998 and $408,000 in 1997.

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

        In 1998 and 1999, certain product liability claims and actions were asserted against the Company. While the outcome of such claims and actions cannot be determined, it appears the Company's product liability insurance is adequate to cover any losses that may arise from such matters.



9.      Series A preferred stock:

        The Company's Series A preferred stock which was issued on July 31, 1992 was converted to common stock during 1997. The Series A preferred stock bore stock issuance rights entitling the holder thereof to the issuance of 10 shares of common stock, up to a maximum aggregate amount of 30 shares of common stock, for each share of Series A preferred stock for each of the following conditions that are met: The Company has net income of $750,000 during any of the three complete fiscal years immediately after the date of the Company's initial public offering (December 1992); the Company has gross revenue of $20,000,000 during any of the five complete fiscal years after the date of the public offering; the Company has gross revenue of $35,000,000 during any of the five complete fiscal years after the date of the public offering; and a cumulative total of 50% of the warrants issued in the public offering have been exercised.

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

10. Common stock and warrants:

        In December 1992, the Company completed a public offering of 400,000 units at $10 per unit. Each unit consisted of two shares of common stock and one warrant to purchase one share of common stock at an exercise price of $7.50. In addition, in January 1993, the underwriters exercised the over allotment provision of the underwriting agreement to purchase an additional 60,000 units. During the year ended December 31, 1997, an aggregate of 402,390 warrants were exercised resulting in gross proceeds of $3,017,925. The remaining 57,610 warrants were cancelled.

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

        The total amount of shares of common stock, which may be issued upon exercise of options granted under the 1994 and 1998 joint incentive and non-qualified stock option plans, is limited to 350,000 shares and 500,000 shares, respectively. Any options granted, may be exercisable for a period determined in each case by the Board of Directors. Except under certain circumstances, such period cannot exceed ten years from the date of grant. Options may not be granted after the plans terminate in 2004 and 2008, respectively. However, unexpired options granted will continue until they lapse or terminate by their own terms and conditions. Any options granted to employees will expire if not exercised within three months after termination of employment. Subject to certain limitations, options may be granted to employees, directors, consultants, and others who the Board of Directors believes have contributed or will contribute to the Company.

        The table below summarizes plan and non-plan stock option activity for the past three years:

                                                                        Number of                    Weighted average
                                                                         Shares                       exercise price
                                                                      ------------                  ----------------

        Outstanding, January 1, 1997                                      658,820                            $3.57
        Granted                                                           111,000                             9.69
        Exercised                                                          (5,500)                            4.67
        Canceled or expired                                               (18,300)                            7.88
                                                                      -----------                        ---------
        Outstanding, December 31, 1997                                    746,020                             4.37


        Granted                                                            66,000                             7.78
        Exercised                                                        (105,000)                            1.33
        Cancelled or expired                                              (34,500)                           10.21
                                                                      -----------                        ---------
        Outstanding, December 31, 1998                                    672,520                             4.87


        Granted                                                            66,000                             2.27
        Exercised                                                           -                                   -
        Cancelled or expired                                                -                                   -
        Outstanding, December 31, 1999                                    738,520                             4.64
                                                                          -------                        ---------
        Exercisable, December 31, 1999                                    716,020                             4.61



        The weighted average grant date fair value of options granted during the years ended December 31, 1999 and 1998 is $0.84 and $2.21 per option, respectively.

        Options outstanding and exercisable at December 31, 1999 and related weighted average exercise price and life information follows:


                                  Options outstanding                 Options exercisable         Remaining
                              ----------------------------       ----------------------------
         Grant date              Shares            price             Shares           price        life (years)
       ----------------       ------------         ------           ------------     ------       -------------

       1993-1994                   17,500           $4.11              17,500           $4.11             2

       1995                       160,000           $1.31             160,000           $1.31            1/3

       1996                       351,020           $5.03             351,020           $5.03             3

       1997                        78,000           $9.20              78,000           $9.20             2

       1998                        66,000           $7.78              53,500           $7.63             3

       1999                        66,000           $2.27              56,000           $2.32             5




        The Company follows the disclosure-only provision of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation." Accordingly, no compensation cost has been recognized for the stock options. Had compensation cost for the Company's stock options been determined based on the fair value at the grant date consistent with the provisions of SFAS No. 123, the Company's net income and (loss) earnings per share would have been reduced to the pro forma amounts indicated below:

                                                                 1999            1998            1997
                                                               ---------        ---------      ---------


           Net income (loss), as reported                      $(206,628)       $2,492,229     $(941,295)

           Net income (loss), pro forma                         (270,600)        2,324,486      (276,706)

           Basic earnings (loss) per share, as reported            (0.04)

           Basic earnings (loss) per share, pro forma              (0.04)

           Diluted earnings (loss) per share, as reported          (0.04)

           Diluted earnings (loss) per share, pro forma            (0.04)




        The pro forma effect on net income (loss) as shown above does not take into consideration pro forma compensation expense related to grants made prior to 1995.

        The fair value of options at date of grant was estimated using the Black-Scholes model with the following weighted average assumptions:



                           Expected life (years) - 1999              3

                                            - 1998 and 1997          5


                           Interest rate - 1999                      5.73%
                                            - 1998 and 1997          7.10%

                           Volatility     - 1999                     37.1%
                                            - 1998                   38.7%
                                            - 1997                   54.7%

                           Dividend yield                            0%



12.     Segment information:


        The Company has two reportable segments: PTI Sports and Flents. PTI Sports and Flents have separate management teams and infrastructures that offer different products.

        The PTI Sports segment designs, manufactures and distributes bicycle helmets, bicycles and bicycle accessories for sale, principally to major retailers in the United States and Canada.

        The Flents segment designs and manufactures a wide variety of health and beauty care products. Customers include major department stores, drug chains and supermarket retailers in the United States.

        The accounting policies of the segments are the same as those described in the summary of the significant accounting policies. The Company evaluates performance based on operating earnings of the respective segments. Inter-segment sales are not significant. Inter-segment charges for production, SG&A, and interest costs are determined on a pro rata basis.

        Two major retail chains accounted for approximately 40% and 24% of net sales in 1999, 51% and 26% of net sales in 1998 and 71% and 15% of net sales in 1997. As of December 31, 1999, accounts receivable included approximately $2,569,000 and $3,545,000 respectively, due from these two customers. The PTI sports segment reports the sales of the larger of the two major customers, and both segments report the sales of the second major customer. Although other major retailers are customers, a loss of one or both of these two established major customers would cause a significant loss of sales and affect operating results adversely.

        The following table presents segment information for 1999, 1998 and 1997.

           1999                                     PTI Sports               Flents               Other                Total
          -----------                         ----------------         -------------       -------------            --------------


      Net sales                                   $ 51,570,000          $ 16,907,000      $           -            $68,477,000
      Gross profit                                  10,748,000             7,292,000                                18,040,000
      Operating earnings                               550,000             1,702,000           (110,000)             2,142,000
      Depreciation and amortization                  1,623,000             1,046,000                -                2,669,000
      Interest revenue                                  90,000                14,000               3,000               107,000
      Interest expense                                 971,000             1,502,000                -                2,473,000
      Income tax expense (benefit)                   (139,000)                90,000               2,000              (47,000)
      Total assets                                  21,982,000            27,092,000           1,661,000            50,735,000
      Capital expenditures                           1,342,000               427,000                -                1,769,000


           1998                                    PTI Sports               Flents               Other                Total
        ------------                         -----------------        --------------      --------------           ------------

      Net sales                                   $ 51,834,000           $ 8,688,000      $           -           $ 60,522,000
      Gross profit                                  13,039,000                                      -               17,239,000
      Operating earnings                             3,718,000                                 (252,000)
      Depreciation and amortization                  1,260,000                                      -
      Interest revenue
      Interest expense                                 715,000                                   147,000
      Income tax expense (benefit)                   1,588,000                                 (108,000)             1,858,000
      Total assets                                  29,812,000                                   580,000            38,387,000
      Capital expenditures                           2,579,000                                      -


           1997                                    PTI Sports               Flents               Other                Total
        -----------                          ----------------          -------------      -------------            -----------

      Net sales                                   $ 30,851,000           $ 3,715,000      $           -           $ 34,566,000
      Gross profit                                   9,202,000             1,613,000                -               10,815,000
      Operating earnings                               748,000               406,000            (50,000)             1,104,000
      Depreciation and amortization                    649,000                87,000                -                  736,000
      Interest revenue                                  81,000                11,000               6,000                98,000
      Interest expense                                 316,000                 -                    -                  316,000
      Income tax expense (benefit)                   1,056,000               863,000            (91,000)             1,828,000
      Total assets                                  15,049,000             5,077,000           1,001,000            21,127,000
      Capital expenditures                           1,559,000                 -                    -                1,559,000





        Financial information relating to the Company's operations by geographic area is presented below.



              Net sales                                     1999                     1998                    1997
                                                        -----------               ----------           -------------
              United States                             $ 66,637,000             $ 58,075,000           $ 33,731,000
              Canada                                       1,665,000                                         725,000
              Other                                          175,000                                         110,000
                                                       -------------              -----------         --------------

                                                        $ 68,477,000             $ 60,522,000        $    34,566,000
                                                       =============              ===========         ==============


  Significantly all of the Company's long-lived assets are located in the United States.


14.     Income taxes:


        The income tax effects of temporary differences that give rise to significant portions of the deferred tax assets are presented as follows:


                                                                              1999                1998
                                                                          ------------          ------------
          Accounts receivable due to the allowance for returns             206,000                  200,000
               and doubtful accounts

          Inventories due to additional costs inventoried for              116,000                   66,000
               tax purposes and inventory reserves

          Equipment and improvements due to depreciation                   137,000                   84,000

          Intangible assets due to differences in amortization             (47,000)                 126,000

          Accounts payable and accrued expenses due to accrued
               bonuses and severence costs                                      -                     8,000
                                                                           ---------             ----------

          Total deferred tax assets                               $          412,000          $     484,000
                                                                           =========             ==========





        The significant components of the income tax provision attributable to continuing operations for the years ended December 31, 1999, 1998 and 1997 are presented below:


                                                                                  1999                  1998                1997
                                                                           ------------             -----------         ----------

         Current income tax (benefit)  expense                          $       (94,000)     $        2,069,000  $       1,832,000
         Deferred  income tax expense (benefit) (exclusive of the
          effects of the other components listed below)                          72,000                (186,000)            21,000
         Tax credits                                                            (25,000)                (25,000)           (25,000)
                                                                         --------------            ------------         ----------
         Income taxes (benefit) provision                               $       (47,000)     $        1,858,000  $       1,828,000
                                                                          =============             ===========         ==========




        The difference between the actual income tax provision and the income tax provision computed by applying the statutory federal income tax rate to income from operations is attributable to the following:

                                                                1999                   1998                 1997
                                                            ----------            -----------           ----------

      Income tax provision (benefit) at 34%                   ($76,000)             $1,479,000             $302,000
      State income taxes net of federal income tax              (7,000)                350,000              307,000
      Intangible assets and amortizations                        44,000                 42,000               30,000
      Tax credits                                              (25,000)               (25,000)             (11,000)
      Stock-based compensation                                  -                     -                   1,237,000
      Other                                                      17,000                 12,000             (37,000)
                                                            -----------            -----------           -----------

      Actual income tax provision (benefit)                   ($47,000)             $1,858,000           $1,828,000
                                                            ===========            ===========           ==========




         The  federal  and  state   components  of  the  income  tax  provisions
(benefits) are as follows:


                                                                 1999                   1998                     1997
                                                            -----------              ----------            -----------
        Federal                                               $(32,000)              $1,328,000             $1,423,000
        State                                                  (15,000)                 530,000                405,000
                                                            -----------              ----------            -----------

                                                              $(47,000)              $1,858,000            $ 1,828,000
                                                            ===========              ==========            ===========


15.   Related parties:

       At December 31, 1999 and 1998, two officers/directors owed the Company approximately $418,000 each and $507,000 each pursuant to loans. These amounts are included in the prepaid and other current assets. The loans outstanding at December 31, 1999 bear interest of 6% per annum and are due in quarterly installments based on a fixed payment schedule.

        For the years ended December 31, 1999, 1998 and 1997, the Company recognized interest income of approximately $ 62,000, $26,000 and $30,000 respectively, from loan to officers/directors.

                        PTI HOLDING INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                    PART III


ITEM 9. Changes and Disagreements with Accountants on Accounting and Financial Disclosure.

         None.

ITEM 10. Directors and Executive Officers of the Registrant.

         The directors and executive officers of the Company are as follows:

                                                                                                          Executive
                                                                                                          Officer or
                                                                                                          Director
         Name                               Age               Position                                    Since
        --------                          ------            ------------                                 ------------

         Meredith W. Birrittella            33                Chairman, Director and Chief Executive      3/21/90
                                                              Officer

         Warren Schaeffer                   42                Director, Secretary and President           3/1/94
                                                              of PTI

         Anthony Costanzo                   30                Chief Financial Officer                     10/1/97

         Timothy Drumhiller                 36                President of Flents Products Co., Inc       04/14/99

         Nikolai Nachamkin                  33                Director                                    6/20/99

         Robert Fuhrman                     71                Director                                    12/12/96

         Gary J. Kocher                     36                Director                                    10/21/97



     Meredith W. Birrittella. Mr. Birrittella, age 33, a co-founder of the Company, has served as an officer and director since the Company's inception, and is currently Chairman and C.E.O. of the Company.

     Anthony Costanzo. Mr. Costanzo, age 30, became Chief Financial Officer of the Company in October, 1997. Prior to becoming the CFO, he served as Treasurer of the Company since February 1995. Mr. Costanzo has been a Certified Public Accountant since August 1993.

     Warren Schaeffer. Mr. Schaeffer, age 42, co-founded Foam, the company acquired by the Company in March, 1994. Since the acquisition, he has served as the president of PTI, and in October 1996, was elected as a director of the Company.

     Timothy Drumhiller. Mr. Drumhiller, age 36, became President of Flents Products Co., Inc. in April of 1999. Prior to the acquisition of Karlen Manufacturing Inc. by Flents, Mr. Drumhiller held the position of President of Karlen Manufacturing Inc. (formerly Optico Manufacturing) since June of 1996. Mr. Drumhiller began his career with Karlen in 1986 as National accounts Manager. In 1987 Mr. Drumhiller was promoted to National Sales Manager and again promoted to Vice President of Sales in 1992.

     Robert Fuhrman. Mr. Fuhrman, age 71, has been Chairman of Fuhrman Associates, Inc. since 1972, serving as a managing and marketing consultant for a wide variety of consumer product companies. During this period, he has also served from time to time as an executive of client companies, including positions as President (CEO) of Eggland's Best, Inc., Marketing Vice President of Beech-Nut Nutrition Inc. (Baby Food) and Senior Vice President of "Totes."

     Gary J. Kocher. Mr. Kocher, age 36, became a director of the Company in 1997. Mr. Kocher has been a partner in the law firm of Preston, Gates & Ellis, LLP since 1994. Mr. Kocher's practice includes a broad range of corporate finance and security-related transactions with an emphasis on public and private offerings of equity and debt and cross-border transactions.

     Nikolai Nachamkin. Mr. Nachamkin, age 33, became a director of the Company in June 1999. Mr. Nachamkin has been employed by Den Norske Bank as a First Vice President since January 1997. Prior to that, Mr. Nachamkin was employed by Ceres Financial Concepts as a Vice President between 1995 and 1997.


         The Board of Directors is classified into three classes. Directors in each class are elected for a period of three years at the Company's annual meeting of shareholders, and each serves until his or her successor is duly elected by the shareholders. Currently, three Directors (Gary Kocher, Warren Schaeffer and Robert Fuhrman) terms in office have expired and/or such director is serving an interim term and have been nominated for re-election at this years shareholders meeting. Meredith Birrittella and Nikolai Nachamkin's term expire in 2001. Officers are elected by and serve at the will of the Board of Directors. No inside director receives any compensation for services as a director. The only two committees of the Board of Directors are the Option Committee and the Audit Committee, both consisting of Mr. Fuhrman and Mr. Nachamkin. The Company has no executive, nominating, compensation or other committees.


Beneficial Reporting Compliance

         The following persons, each of whom was, at some time during the Company's 1999 fiscal year, a director, officer or beneficial owner of more than 10 percent of any class of equity securities of the Company, failed to file on a timely basis reports required by Section 16(a) of the Securities Exchange Act of 1934 during such year or prior years:


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



ITEM 11. Executive Compensation

                                               Summary Compensation Table

                                                                                   Securities
Name and                                                                           Underlying         Other Annual
Principal Position                Year            Salary           Bonus            Options           Compensation
-----------------------          ------           ----------       ------         ------------      -----------------


Meredith W. Birritella            1999            $ 387,308          0                 0                     $ 2,928
Chief Executive Officer           1998            $ 226,923          0                 0                     $ 2,580
                                  1997            $ 161,539          0               25,000                  $ 2,580


Warren Schaeffer                  1999            $ 380,769          0                 0                     $ 2,928
Secretary, and President          1998            $ 216,923          0                 0                     $ 2,580
of Operating Subsidiary           1997            $ 161,539          0               25,000                  $ 2,580


Timothy Drumhiller                1999            $ 114,371          0                 0                     $ 1,500
President of Operating
Subsidiary


Anthony Costanzo                  1999            $ 141,000      $ 40,000            31,000                  $ 2,928
Chief Financial Officer           1998            $ 106,174      $ 50,000             8,000                  $ 2,580
                                  1997             $ 73,154      $ 15,000             8,000                  $ 2,580




(1) Consists of dental and health insurance premiums and retirement plan contributions.

         Inside directors of the company receive no compensation for serving as a director; however, the Company's outside directors will receive compensation in the amount of $7,500 per annum. In addition, on the anniversary of each outside director's appointment to the Board of Directors, the Company will grant options to purchase 2,500 shares of the Company's common stock to such directors at exercise prices equal to the closing market price of the Company's common stock on such date.

         The Board of Directors is classified into three classes. Directors in each class are elected for a period of three years at the Company's annual meeting of shareholders, and each serves until his or her successor is duly elected by the shareholders. Currently, Gary Kocher is serving a term that expired in 1999, Warren Schaeffer and Robert Fuhrman are serving terms that expire in 2000, Meredith Birrittella and Nikolai Nachamkin are serving terms that expire in 2001. Officers are elected by and serve at the will of the Board of Directors. No inside director receives any compensation for services as a director. The only two committees of the Board of Directors are the Option Committee and the Audit Committee, both consisting of Mr. Fuhrman and Mr. Nachamkin. The Company has no executive, nominating, compensation or other committees.

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

Stock Option Plans

         The Shareholders of the Company have adopted the Company's 1998 Joint Incentive and Non-Qualified Option Plan (the "1998 Plan") providing for the grant of options to purchase up to 500,000 shares of the Company's common stock. The Company has a 1994 Joint Incentive and Non-Qualified Stock Option Plan (the "1994 Plan"), but substantially all options available to be granted under the 1994 Plan have been granted.

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

         The Plans allow the Board of Directors to designate a committee of at least two disinterested directors to administer the Plan for the purpose of complying with Rule 16(b)(3) under the Securities Exchange Act of 1934, as amended, with respect to future grants under the Plan. The Board of Directors has established an Option Committee consisting of Messrs. Nikolai Nachamkin and Robert Fuhrman, which such committee administers the Plan and determines the persons who are to receive options and the number of shares to be subject to each option.


ITEM 12. Security Ownership of Certain Beneficial Owners and Management.


         The following table sets forth, as of March 1, 2000, to the extent known to the Company, the ownership of the Company's Common Stock by (i) each person who is known by the Company to own of record or beneficially more than five percent of the Company's Common Stock, (ii) each of the Company's directors and executive officers and (iii) all directors and executive officers as a group. Except as otherwise indicated, the shareholders listed in the table have sole voting and investment powers with respect to the shares indicated.



Name and Address of                                  Amount and Nature of
Beneficial Owner                                     Beneficial Ownership                        Percent of Class
----------------------                            -----------------------                      --------------------

Martin P. Birrittella
One Executive Boulevard
Yonkers, NY 10701                                  552,698 (1)                                          11.2%

Meredith W. Birrittella
One Executive Boulevard
Yonkers, NY 10701                                  900,198 (2)                                          18.2%

Thomas Coleman
One Executive Boulevard
Yonkers, NY 10701                                  451,125 (3)                                           9.1%

Warren Schaeffer
One Executive Boulevard
Yonkers, NY 10701                                  207,000 (4)                                           4.2%

Anthony Costanzo
One Executive Boulevard
Yonkers, NY 10701                                   62,000 (5)                                           1.3%
Nikolai Nachamkin
One Executive Boulevard
Yonkers, NY 10701                                    2,500 (6)                                           .1%

Robert Fuhrman
One Executive Boulevard
Yonkers, NY 10701                                    7,500 (7)                                           .2%

Gary Kocher
One Executive Boulevard
Yonkers, NY 10701                                   10,500 (7)                                           .2%

All directors and
officers as a group
(six persons)                                    1,186,698 (2)(4)(5)(6)(7)                             23.9%


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

         (3) Includes 50,000 shares of the Company's Common Stock which are issuable in respect of stock options at an exercise price of $1.25 per share, and 58,880 shares of the Company's Common Stock which are issuable in respect of stock options at an exercise price of $4.50 per share

         (4) Includes 75,000 shares of the Company's Common Stock which are issuable in respect of stock options at an exercise price of $1.25 per share. Includes 2,000 shares of the Company's Common Stock which are issuable in respect of stock options, at an exercise price of $5.375 per share.

         (5) Includes 10,000 shares of the Company's Common Stock which are issuable in respect of stock options at an exercise price of $2.25 per share. Includes 5,000 shares of the Company's Common Stock which are issuable in respect of stock options at an exercise price of $5.375 per share. Includes 8,000 shares of the Company's Common Stock which are issuable in respect of stock options at an exercise price of $8.00 per share. Includes 8,000 shares of the Company's Common Stock which are issuable in respect of stock options at an exercise price of $8.50 per share. Includes 31,000 shares of the Company's Common Stock which are issuable in respect of stock options at an exercise price of $2.625 per share.

     (6) Includes 2,500 shares of the Company's Common Stock which are issuable in respect of stock options at an exercise price of $1.50

     (7) Includes 7,500 shares of the Company's Common Stock which are issuable in respect of stock options at an exercise price of $1.50

ITEM 13. Certain Relationships and Related Transactions.

         In September 1994, the shareholders of the Company approved a stock option plan, which provided that Mr. Thomas Coleman and Mr. Meredith Birrittella would receive options to purchase 25,000 shares of Common Stock of the Company at $4.00 per share for each year of service as an executive officer of the Company from 1994 through and including 1999. However, in May 1995 both Mr. Coleman, then a director and executive officer of the Company, and Mr.
Birrittella waived all rights to receive these options. In consideration for such waiver, the Company granted to Mr. Coleman options (such options not pursuant to the Plan) to purchase 50,000 shares of Common Stock of the Company at $1.25 per share (such options exercisable for five years from the date of vesting), 25,000 of which options vested on May 1, 1995, and 25,000 of which vested on March 31, 1996. In consideration for Mr. Meredith Birrittella's waiver, the Company granted to him options (pursuant to the Plan) to purchase 100,000 shares of Common Stock of the Company at $1.25 per share (such options exercisable for five years from the date of vesting), of which 25,000 vested on May 1, 1995, 25,000 vested on March 31, 1996, 25,000 vested on March 31, 1997, and the remaining 25,000 vested on March 31, 1998. During 1998 Mr. Meredith W. Birrittella exercised 100,000 stock options at $1.25 per share.

     At December 31, 1999, Mr. Meredith Birrittella and Mr. Warren Schaeffer each owed the company approximately $418,000. These loans bear interest at 6% per annum. Repayment of these loans is made quarterly based on a fixed payment schedule.

         For the year ended December 31, 1999, the Company recognized interest income of approximately $56,000 from loans to Officers/Directors.





                                     PART IV


ITEM 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

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

                                                          SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


PTI HOLDING INC.



By
    Meredith W. Birrittella,
    Chairman of the Board
    Chief Executive Officer (authorized signatory)
    April 14, 2000


         Pursuant to the requirements of the Securities Act of 1933, this report has been signed below by the following persons of the registrant and in the capacities and on the dates indicated.



------------------------           Chief Executive Officer,      April 14, 2000
Meredith W. Birrittella            Chairman and Director


------------------------           Chief Financial Officer       April 14, 2000
Anthony Costanzo                   Chief Accounting Officer



-------------------------          Director                      April 14, 2000
Robert Fuhrman



--------------------------         Director and Secretary        April 14, 2000
Warren Schaeffer


---------------------------        Director                      April 14, 2000
Gary J. Kocher



-------------------------          Director                      April 14, 2000
Nikolai Nachamkin

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



/s/ Meredith W. Birrittella                          Chief Executive Officer,                    April 14, 2000
------------------------------------
Meredith W. Birrittella                              Chairman and Director



/s/ Anthony Costanzo                                 Chief Financial Officer                     April 14, 2000
------------------------------------
Anthony Costanzo                                     Chief Accounting Officer



/s/ Robert Fuhrman                                   Director                                    April 14, 2000
Robert Fuhrman



/s/ Warren Schaeffer                                 Director and Secretary                      April 14, 2000
------------------------------------
Warren Schaeffer




/s/ Gary J.  Kocher                                  Director                                    April 14, 2000
------------------------------------
Gary J. Kocher


/s/ Nikolai Nachamkin                                Director                                    April 14, 2000
Nikolai Nachamkin

