Form 10-Q
period 2000-03-31
PTI HOLDING INC
filed 2000-05-16
CIK 885239

FORM 10-Q. - QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


[ X  ]   Quarterly  Report Pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934 For the quarterly period ended March 31, 2000

                                       or

[    ]   Transition Report Pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934
         For the transition period from     to       .
                                       -----  --------



Commission File Number:  1-11586


                                PTI HOLDING INC.
             (Exact name of registrant as specified in its charter)


              Delaware                                      13-3590980
         ----------------                               ------------------
(State or jurisdiction                                   (I.R.S. Employer
of incorporation or organization)                          Identification No.)

c/o 15 East North Street, Dover, DE                             19901
------------------------------------                        ------------
(Address of principal executive offices)                      (Zip Code)


                             (302) 678-0855
                         ----------------------
                (Issuer's Telephone Number, Including Area Code)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
 X  Yes                                                             No


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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of May 16, 2000, 4,956,352 shares of the issuer's common equity were outstanding.

         This is the registrant's initial form 10-Q report, form 10-QSB was filed in all applicable preceding quarters.



                          PART I FINANCIAL INFORMATION



ITEM 1.
Financial Statements.
                                                                          Page

Consolidated Balance Sheets as of March 31, 2000 and December 31, 1999      11

Consolidated Statements of Operations for the quarters
ended March 31, 2000, 1999 and 1998                                         12

Consolidated Statements of Cash Flows for the quarters
ended March 31, 2000, 1999 and 1998                                         13

Notes to Consolidated Financial Statements                             14 - 17



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

     PTI Holding Inc. (the "Company") was incorporated under the laws of Delaware in March 1990.

         On March 1, 1994, the Company acquired Foam-O-Rama, Inc. ("Foam"), a New York corporation which was principally engaged in the business of the design, marketing and sale of bicycle helmets, by merging it with and into the company's wholly-owned operating subsidiary, Protective Technologies International Inc., a New York corporation ("PTI"), pursuant to a Merger Agreement and Plan of Reorganization dated February 14, 1994 among PTI, Foam and Foam's shareholders. From and after March 2, 1994, Foam had no separate or independent existence, having been merged into PTI. For purposes of accounting, the acquisition has been accounted for as a purchase.

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

                        Three Months ended March 31, 2000 as compared to the Three Months ended March 31, 1999

         The Company's net sales were $15,743,723 during the three months ended March 31, 2000, a decrease of 2% from net sales of $16,120,849 for the same period in 1999. Sales for PTI were $10,420,247 for the three months ended March 31, 2000 and $13,846,232 for the same period in 1999. The decrease in sales for PTI was attributed to a change in the purchasing patterns by our major customers, whereby customer orders and shipments are currently spread more evenly throughout the year. Sales which were historically shipped in the first quarter, now are set to ship in the second quarter. Sales for Flents were $5,323,476 for the three months ended March 31, 2000 and $2,274,617 for the same period in 1999. The increase in sales for Flents resulted predominantly from the acquisition by Flents of Karlen in 1999. Karlen was acquired in April 1999 and therefore not included in the first quarter ended March 31, 1999.

         The cost of sales for the three months ended March 31, 2000 was $11,006,533 (resulting in a gross profit margin of 30%), compared to the Company's cost of sales for the three months ended March 31, 1999 of $11,511,592 (resulting in a gross profit margin of 29%). PTI's gross profit margin contribution approximated 23% for the three months ended March 31, 2000 and 29% for the three months ended March 31, 1999. Flents' gross profit margin contribution approximated 44% for the three months ended March 31, 2000 and 45% for the three months ended March 31, 1999. The fluctuation in gross margins for PTI and Flents was due primarily to changes in product mix sales. PTI's gross margins for the three months ended March 31, 2000 were also affected by increased credit allowances to major customers, which were not included in the three months ended March 31, 1999

         Selling, general and administrative expenses for the three months ended March 31, 2000 were $4,907,969 compared to selling, general and administrative expenses of $3,508,369 and for the three months ended March 31, 1999. Selling, general & administrative expenses, as a percentage of sales were 31% and 22% for the quarters ended March 31, 2000 and 1999, respectively. The increased selling, general and administrative spending in 2000 and 1999 was primarily due to the addition of the operating expenses of Karlen, which was acquired in April 1999, higher costs associated with the expansion of the businesses, licensing fees associated with the sales of licensed products, the amortization of goodwill associated with the acquisitions of Karlen and Comfees, the depreciation of the installation of new systems and the higher costs for human resources.

         Interest expense, net of interest income, for the Company for the three months ended March 31, 2000 was $704,202, compared to net interest expense of $264,572 for the three months ended March 31, 1999. The increase in net interest expense from 1999 to 2000 was due primarily to increased inventory levels for the Company and to the financing costs associated with the acquisition of Karlen. Net interest expense for Flents was $494,223 for the three months ended March 31, 2000 and $93,488 for the three months ended March 31, 1999.

         The Company had a net loss of ($553,941) for the three months ended March 31, 2000 compared to the Company's net income for the three months ended March 31, 1999 of $485,063. The reduction in earnings resulted primarily from increased SG&A spending and the financing costs associated with the acquisition of Karlen and from increased Goodwill amortization resulting from the acquisitions.


Liquidity and Capital Resources

         The Company's working capital at March 31, 2000 was $9,025,413 as compared to $9,733,611 at December 31, 1999.

         The cash flows of the Company have fluctuated due to the impact of net income and losses, capital spending, working capital requirements, the issuance of common stock and other financing activities. The Company expects that cash flows in the near future will be primarily determined by the levels of net income, working capital requirements, and financings, if any, undertaken by the Company. Net cash decreased by ($297,663) and $616,362 in the three months ended March 31, 2000 and 1999, respectively.

         Net cash provided by (used in) operating activities was $(4,244,732) and $1,955,203 in the three months ended March 31, 2000 and 1999, respectively. Net income (loss) was ($553,941) and $485,063 for the same periods, respectively.

         Net cash provided by (used in) investing activities was ($523,637) and $120,961 in the three months ended March 31, 2000 and 1999, respectively. Net cash used in investing activities included payments for acquired businesses and assets, payments primarily for computers, manufacturing equipment and other capital expenditures of $416,675 and $271,500 in these periods, respectively. The increases in capital expenditures were due primarily to the increased development of new production tooling and new computer equipment purchases.

     Net cash provided by (used in) financing activities was $4,470,706 and ($1,459,802) in the three months ended March 31, 2000 and 1999, respectively. During the three months ended March 31, 2000 and 1999 net borrowings (repayments) were $4,920,709 and ($1,459,802), respectively. The increase in net borrowings was due primarily to increased inventory levels in anticipation of the upcoming spring sales season.

         The Company pays its employees and vendors on a weekly, monthly or bimonthly basis, while its customers pay for products on an average of 75 days after shipment, and therefore the Company has substantial needs for working capital. As of March 31, 2000, the Company had $435,867 of cash available for its cash needs, compared to cash of $733,530 as of December 31, 1999.

         On April 14, 1999, the Company negotiated new financing agreements with PNC Business Credit. Under the terms of the new financing agreement, PNC Business Credit has issued separate financing agreements for PTI and Flents. Each company now has a line of credit collateralized by such company's inventory, receivables and other assets, and guaranteed by the Company as well as a separate term loan. PTI has available on its line of credit up to $22,000,000, and has a term loan of $3,000,000; Flents has available on its line of credit up to $6,000,000 and a term loan of $4,000,000. Each term loan is for three years and bears interest of the bank's base rate plus .75%. The lines of credit for each bear interest at the bank's base rate plus .25%. At the closing of these financing agreements, the balance owed to Key Bank, pursuant to the line of credit with Key Bank, was fully repaid and the Karlen asset acquisition was completed. At March 31, 2000, the balances of the lines of credit were $12,430,512 (PTI) and $3,057,215 (Flents), and the term loan balance was
$5,199,988. The availability on the lines of credit, based on accounts receivable and inventory balances at March 31, 2000 were approximately $16,000,000 and $4,000,000 for PTI and Flents, respectively.

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

         The Company's research and development efforts are directed toward developing new products, improving existing products and refining its manufacturing processes. Such research and development costs amounted to approximately $233,000, $54,000 and $47,000 for the quarters ended March 31, 2000, 1999 and 1998, respectively. It is expected that the Company will spend approximately $400,000 on research and development during the 2000 year.

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



Recently Issued Accounting Standards

         In June 1999, the Financial Accounting Standards Board ("FASB") issued SFAS No.137, Accounting for Derivative Instruments and Hedging Activities Deferral of the Effective Date of FASB Statement No. 133. The Statement defers for one year the effective date of SFAS No. 133, Accounting Derivative Instruments and Hedging Activities, which was issued in June 1998 and established accounting and reporting standards requiring that every derivative instrument, including certain derivative instruments embedded in other contracts, be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 also requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. SFAS No. 133 will now apply to all fiscal quarters of all fiscal years beginning after June 2000. Management believes that the implementation of SFAS No. 133 during the third quarter of year 2000 will not have a material impact on the Company's results of operations.

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 101, Revenue Recognition in Financial Statements. SAB No. 101 provides guidance on the recognition, presentation and disclosure of revenue in financial statements. The Company has reviewed the bulletin and believes that its current revenue recognition policy is consistent with the guidance provided in SAB No. 101.


ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk.

Market Risks and Sensitivity Analysis

The Company is exposed to various market risks, including changes in interest rates. The following analysis presents the hypothetical loss in earnings, cash flows and fair values of the financial instruments which were held by the Company at March 31, 2000, and are sensitive to the above market risks.

Interest Rate Risks

At March 31, 2000, the Company had financial assets totaling $15.8 million and financial liabilities totaling $35.6 million. For fixed rate financial instruments, interest rate changes affect the fair market value but do not impact earnings or cash flows. Conversely, for variable rate financial instruments, interest rate changes generally do not affect the fair market value but do impact future earnings and cash flows, assuming other factors are held constant.

At March 31, 2000, the Company had fixed rate financial assets of $15.8 million. Holding other variables constant, a ten percent increase in interest rates would increase the unrealized fair value of the fixed financial assets by approximately $1.2 million.

At March 31, 2000, the Company had fixed rate debt of $14.9 million and variable rate debt of $20.7 million. A ten percent decrease in interest rates would increase the unrealized fair value of the fixed rate debt by approximately $2.3 million.

The net decrease in earnings for the next year resulting from a ten percent interest rate increase would be approximately $1.6 million, holding other variables constant.


                            PART II OTHER INFORMATION


ITEM 1.  Legal Proceedings.

         Certain product liability claims and actions are pending against the Company. While the outcome of such claims cannot be determined, it appears the Company's product liability insurance is adequate to cover any losses that may arise from such claims.


ITEM 4.  Submission of Matters to a Vote of Security-Holders.

         No matter was submitted during the first quarter of the Company's 2000 fiscal year to a vote of security-holders.


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

                  10.7 Guarantee from Warren Schaeffer and Alan Hillsberg to Protective Technologies International Inc., incorporated by reference to exhibit number 10.21 in the Registrant's Quarterly Report on Form 10-QSB for the period ended September 30, 1995, under the Securities Exchange Act of 1934, as amended

                  10.10 Line of Credit Agreement (Asset Based), dated May 6, 1996, between Key Bank of New York, Protective Technologies International Inc., PTI Holding Inc. and Protective Technologies of America Inc., and collateral loan documents thereto, incorporated by reference to exhibit number 10.25 in the Registrant's Quarterly Report on Form 10-QSB dated March 31, 1996, under the Securities Exchange Act of 1934, as amended

                  10.13 Merger Agreement and plan of Reorganization dated July 25, 1997 among PTI Holding Inc. and Flents Products Co., Inc., as amended, incorporated by reference to exhibit numbers 1 and 2 in the Registrant's Current Report on Form 8-K date August 20, 1997 under the Securities Exchange Act of 1934, as amended.
`
                  10.14 Asset Purchase Agreement dated January 8, 1999, by and among Flents Products Co.,Inc., Karlen Manufacturing, Inc., incorporated by reference to exhibit number 1 in the Registrant's Current Report in Form 8-K dated April 14, 1999 under the Securities Exchange Act of 1934, as amended.

                  10.15 Purchase Money Promissory Note made payable to Karlen Manufacturing, Inc.dated April 14, 1999. Incorporated by reference to exhibit number 2 in the Registrant's Current Report in Form 8-K dated April 14, 1999 under the Securities Exchange Act of 1934, as amended.

                  10.16 Revolving Credit, Term Loan and Security Agreement dated April 14, 1999 between Flents Products Co., Inc., and PNC Bank, National Association. Incorporated by reference to exhibit number 3 in the Registrant's Current Report in Form 8-K dated April 14, 1999 under the Securities Exchange Act of 1934, as amended.

                  10.17 Revolving Credit, Term Loan and Security Agreement dated April 14, 1999 by and among Protective Technologies International Inc., Zacko Sports Inc. and PNC Bank, National Association. Incorporated by reference to exhibit number 4 in the Registrant's Current Report in Form 8-K dated April 14, 1999 under the Securities Exchange Act of 1934, as amended.

                  10.18 Securities Purchase Agreement dated April 14, 1999 between Flents Products Co., Inc. and The 1818 Mezzanine Fund, LP Incorporated by reference to exhibit number 5 in the Registrant's Current Report in Form 8-K dated April 14, 1999 under the Securities Exchange Act of 1934, as amended.

                  10.19 Investment Agreement dated April 14, 1999 by and among Meredith Birrittella, Warren Schaeffer, and Flents Products Co., Inc. Incorporated by reference to exhibit number 6 in the Registrant's Current Report in Form 8-K dated April 14, 1999 under the Securities Exchange Act of 1934, as amended.

                  10.20 Management Agreement dated April 14, 1999 between Flents Products Co., Inc. and Protective Technologies International Inc. Inc. Incorporated by reference to exhibit number 7 in the Registrant's Current Report in Form 8-K dated April 14, 1999 under the Securities Exchange Act of 1934, as amended.

                  10.21 Shareholder's Agreement dated April 14, 1999 by and among Flents Products Co., Inc., PTI Holding Inc., The 1818 Mezzanine Fund, L.P., Meredith Birrittella, and Warren Scheaffer. Incorporated by reference to exhibit number 8 in the Registrant's Current Report in Form 8-K dated April 14, 1999 under the Securities Exchange Act of 1934, as amended.

                  10.22 Fairness Opinion rendered by Management Planning, Inc. dated April 13, 1999. Incorporated by reference to exhibit number 9 in the Registrant's Current Report in Form 8-K dated April 14, 1999 under the Securities Exchange Act of 1934, as amended.

                  10.23             Consent   of   Management   Planning,   Inc.
                                    Incorporated  by reference to exhibit number
                                    10 in the  Registrant's  Current  Report  in
                                    Form 8-K  dated  April  14,  1999  under the
                                    Securities Exchange Act of 1934, as amended




(b)  Reports on Form 8-K

The Company did not file any Current Report on Form 8-K during the quarter ended March 31, 2000.

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



                             Chief Executive Officer,               May 15, 2000
Meredith W. Birrittella      Chairman and Director

                             Chief Financial Officer                May 15, 2000
Anthony Costanzo             Chief Accounting Officer

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


/s/ Meredith W. Birrittella      Chief Executive Officer,           May 15, 2000
----------------------------
Meredith W. Birrittella          Chairman and Director



/s/ Anthony Costanzo             Chief Financial Officer            May 15, 2000
-----------------------------
Anthony Costanzo                 Chief Accounting Officer

                        PTI HOLDING INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS



ASSETS
                                                                                  March 31, 2000       December 31, 1999
                                                                                -----------------     ------------------
                                                                                 (unaudited)            (audited)

Current assets:
    Cash and cash equivalents                                                          $ 435,867           $ 733,530
    Accounts receivable, net of allowance for returns and doubtful
      collections of $863,609 (March 31, 2000) and $515,881 (December 31, 1999)       14,472,315          10,599,417
    Inventories                                                                       17,373,608          12,959,906
    Deferred tax asset                                                                   322,000             322,000
    Prepaid expenses and other current assets                                          1,607,703           2,270,274
                                                                                -----------------     ---------------
    Total current assets                                                              34,211,493          26,885,127

Deferred tax asset                                                                        90,000              90,000
Equipment and improvements, net                                                        3,259,966           3,226,447
Intangible assets, net                                                                19,702,359          19,871,196
Other Assets                                                                             605,210             662,265
                                                                                ------------------  -----------------
                                                                                    $ 57,869,028        $ 50,735,035
                                                                                ==================  =================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Loan payable, bank                                                              $ 15,487,727      $ 10,567,018
    Current portion of Long term debt                                                  1,800,000         1,800,000
    Accounts payable and accrued expenses                                              7,898,353         4,784,498
                                                                                ------------------  ----------------
    Total current liabilities                                                         25,186,080        17,151,516

Long Term debt, net of current portion                                                 4,399,988         4,849,991

Subordinated note payable                                                              6,011,757         5,954,841

Commitments and contingencies

Minority interest in Subsidiary                                                        4,076,214         4,029,761

Stockholders' equity:
    Common stock, $.01 par value; authorized 10,000,000 shares, issued
         and outstanding 4,956,352 shares                                                 49,564            49,564
    Note receivable                                                                      (54,822)          (54,822)
    Capital in excess of par                                                          16,283,217        16,283,217
    Retained earnings                                                                  1,917,030         2,470,967
                                                                                -----------------  ---------------

    Total stockholders' equity                                                        18,194,989       18,748,926
                                                                                -----------------  ---------------

                                                                                   $ 57,869,028      $ 50,735,035
                                                                                =================  ===============


           PTI HOLDING INC. AND SUBSIDIARIES

         CONSOLIDATED STATEMENTS OF OPERATIONS
                      (Unaudited)

                                                                    THREE MONTHS ENDED MARCH 31,

                                                                 2000                       1999
                                                            -----------------         ------------------

Net sales                                                       $ 15,743,723               $ 16,120,849

Cost of sales                                                     11,006,533                 11,511,592
                                                            ------------------        ------------------

Gross profit                                                       4,737,190                  4,609,257
                                                            ------------------        ------------------
Operating expenses :
     Licensing fees                                                  560,647                    478,701
     Depreciation and amortization                                   454,964                    431,025
     Other selling, general and administrative expenses            3,892,358                  2,598,643
                                                            ------------------        ------------------

Total operating expenses                                           4,907,969                  3,508,369
                                                            ------------------        ------------------

Income (loss) from operations                                       (170,779)                 1,100,888

Interest expense, net                                                704,202                    264,572
                                                           ------------------        -------------------

Income (loss) before income taxes                                   (874,981)                   836,316

Income taxes (benefit)                                              (367,493)                   351,253
                                                           ------------------        -------------------

Income (loss) before minority interest                              (507,488)                   485,063
                                                           ------------------        -------------------

Minority interest                                                    (46,453)                         -
                                                           ------------------        -------------------

Net income (loss)                                                 $ (553,941)                 $ 485,063
                                                           ==================        ===================



                        PTI HOLDING INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                   THREE MONTHS ENDED MARCH 31, 2000 AND 1999


                                                                                              2000                1999
                                                                                     ----------------    ----------------

Cash flows from operating activities:

    Net income (loss)                                                                     $ (553,941)         $ 485,063
    Adjustments to reconcile net income (loss) to net cash used in operating activities:
    Minority interest in income of subsidiary                                                 46,453
    Provision for returns and doubtful accounts                                              347,728                  -
    Depreciation                                                                             393,915            390,135
    Amortization of intangible assets                                                        232,944             40,889
    Amortization of OID on Subordinated note payable                                          56,916                  -
    Deferred income tax (benefit)                                                                  -             10,300
    (Increase) decrease in operating assets:
        Accounts receivable                                                               (4,220,626)        (3,506,919)
        Inventories                                                                       (4,413,702)         2,619,909
        Prepaid expenses and other current assets                                                  -                  -
        Other assets                                                                         762,481           (362,497)
    Increase (decrease) in operating liabilities:
       Accounts payable and accrued expenses                                               3,113,859          2,278,323
       Other current liabilities                                                                   -                  -
                                                                                    ----------------    ----------------
    Net cash (used in) provided by operating activities                                   (4,233,974)         1,955,203
                                                                                    ----------------    ----------------


Cash flows from investing activities:

    Cash payments as consideration for purchase of acquired product line                      (7,052)                 -
    Loan to stockholders                                                                     (99,910)           392,461
    Purchase of equipment and improvements                                                  (427,434)          (271,500)
                                                                                    ----------------    ----------------

    Net cash (used in) provided by investing activities                                     (534,395)           120,961
                                                                                    ----------------    ----------------
Cash flows from financing activities:
    Payments of other current liabilities                                                          -                  -
    Repayment of long term Financing                                                        (450,003)                 -
    Borrowings, net                                                                        4,920,709         (1,459,802)
                                                                                    ----------------    ----------------

    Net cash provided by (used in) financing activities                                    4,470,706         (1,459,802)
                                                                                    ----------------    ----------------

Net increase (decrease) in cash and cash equivalents                                        (297,663)           616,362

Cash and cash equivalents, beginning of period                                               733,530            837,618
                                                                                    ----------------    ----------------

Cash and cash equivalents, end of period                                                   $ 435,867        $ 1,453,980
                                                                                    ================    ================


Supplemental disclosures:
       Interest paid                                                                       $ 734,414          $ 292,614










                        PTI HOLDING INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1.      Basis of presentation:

        The consolidated financial statements included herein have been prepared by the Company, without an audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999 and filed with the Securities and Exchange Commission.

        In the opinion of the Company's management, these unaudited consolidated financial statements include all adjustments, consisting solely of normal recurring adjustments, necessary in order to present fairly the Company's consolidated financial position as of March 31, 2000 and the results of its operations and its cash flows for the three months ended March 31, 2000. The results of operations for an interim period are not necessarily indicative of the results to be attained in any other fiscal period.

      Reclassification:

      For comparability, certain 1999 amounts have been reclassified where appropriate to conform to the financial statement presentation used in 2000.

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

        In 1999, certain product liability claims were asserted against the Company. While the outcome of such claims cannot be determined, it appears the Company's product liability insurance is adequate to cover any losses that may arise from such claims.


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

        Two major retail chains accounted for approximately 37% and 19% of net sales for the three months ended March 31, 2000. The same two retailer accounted for approximately 43% and 27% of net sales for the same period in 1999 and 35% and 30% for the same period in 1998. As of March 31, 2000, accounts receivable included approximately $5,846,000 and $3,165,000 respectively, due from these two customers. The PTI sports segment reports the sales of the larger of the two major customers, and both segments report the sales of the second major customer. Although other major retailers are customers, a loss of one or both of these two established major customers would cause a significant loss of sales and affect operating results adversely.

        The following table presents segment information for the three months ended March 31, 2000, 1999 and 1998.



                  2000                                    PTI Sports              Flents             Other                Total
               --------                                 ---------------          ----------        ----------          -------------
              Net sales                                     10,421,000            5,323,000          -                   15,744,000
              Gross profit                                   2,409,000            2,328,000          -                    4,737,000
              Operating earnings (loss)                      (858,000)              694,000           (7,000)             (171,000)
              Depreciation and amortization                    165,000              290,000          -                      455,000
              Interest revenue                                  18,000                5,000             1,000                24,000
              Interest expense                                 229,000              499,000          -                      728,000
              Income tax expense (benefit)                   (448,000)               84,000           (3,000)             (367,000)
              Total assets                                  29,716,000           27,068,000         1,085,000            57,869,000
              Capital expenditures                             357,000               70,000          -                      427,000


                   1999                                    PTI Sports              Flents             Other                Total
               ------------                            ---------------          -----------         --------            -----------
              Net sales                                     13,846,000            2,275,000          -                   16,121,000
              Gross profit                                   3,583,000            1,026,000          -                    4,609,000
              Operating earnings                               907,000              220,000          (26,000)             1,101,000
              Depreciation and amortization                    325,000              106,000          -                      431,000
              Interest revenue                                  24,000                2,000             1,000                27,000
              Interest expense                                 198,000               94,000          -                      292,000
              Income tax expense (benefit)                     308,000               54,000          (11,000)               351,000
              Total assets                                  30,979,000            8,160,000           562,000            39,701,000
              Capital expenditures                             254,000               17,000          -                      271,000


        First quarter financial information relating to the Company's operations by geographic area is presented below.

              Net sales                  2000                     1999
              ------------             -----------              ------------

              United States      $       15,174,000      $         15,448,000
              Canada                        520,000                   623,000
              Other                          50,000                    50,000
                                  -----------------            --------------
                                 $       15,744,000      $         16,121,000
                                  =================            ==============




        Significantly all of the Company's long-lived assets are located in the United States.



4. Subsequent events:


In April 2000, the Company entered into a 65 month lease for a warehousing and distribution facility. The lease calls for minimum monthly rentals of $16,000 per month for the fist 5 months and $72,054 per month thereafter through August 31, 2005.