Form 10-Q
period 2000-06-30
PTI HOLDING INC
filed 2000-08-18
CIK 885239

FORM 10-Q. - QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934


[X] Quarterly  Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934 For the quarterly period ended June 30, 2000

                                       or

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

 X  Yes                                                             No


                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDING DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court.     Yes                          No


                      APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of August 14, 2000, 4,956,352 shares of the issuer's common equity were outstanding.

         The registrant filed form 10-Q or 10-QSB in all applicable preceding quarters.



                          PART I FINANCIAL INFORMATION



ITEM 1.  Financial Statements.


                                                                                                                        Page



Consolidated Balance Sheets as of June 30, 2000 (un-audited) and December 31, 1999                                      12

Consolidated Statements of Operations for the three and six months ended June 30, 2000 and 1999                         13

Consolidated Statements of Cash Flows for the six months ended June 30, 2000 and 1999                                   14

Notes to Consolidated Financial Statements                                                                              16 - 19



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

       Flents also entered into, with a subordinated lender, a Securities Purchase Agreement by which the lender advanced $8,000,000 to Flents and acquired (1) detachable warrants (the "Flents warrants") exercisable to purchase 22 shares of common stock of Flents, par value $.01 per share, which would constitute upon exercise 22% of the issued and outstanding common stock of Flents on a diluted basis, and (2) an $8,000,000 promissory note with an interest rate of 12%. At June 30, 2000 the $8,000,000 promissory note had a stated value of $6,071,549 after giving consideration that the note has an effective interest rate of 19.88%. The Flents warrants are exercisable for a nominal purchase price until April 14, 2009. The promissory note is payable interest only for six years and is due in full at maturity in six years.

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

                         Three  Months  ended June 30,  2000 as  compared to the
Three Months ended June 30, 1999

         The Company's net sales were $23,373,331 during the three months ended June 30, 2000, an increase of 7% from net sales of $21,769,208 for the same period in 1999. Sales for PTI were $18,182,645 for the three months ended June 30, 2000 and $16,914,859 for the same period in 1999. The increase in sales for PTI was attributed to the initial placement of a new product line at a major customer. Sales for Flents were $5,190,686 for the three months ended June 30, 2000 and $4,854,349 for the same period in 1999. The increase in sales for Flents resulted predominantly from the acquisition by Flents of Karlen, which occurred in April 1999.

         The cost of sales for the three months ended June 30, 2000 was $17,685,366 (resulting in a gross profit margin of 24%), compared to the Company's cost of sales for the three months ended June 30, 1999 of $16,195,452 (resulting in a gross profit margin of 26%). PTI's gross profit margin contribution approximated 18% for the three months ended June 30, 2000 and 19% for the three months ended June 30, 1999. Flents' gross profit margin contribution approximated 47% for the three months ended June 30, 2000 and 49% for the three months ended June 30, 1999. The fluctuation in gross margins for PTI and Flents was due primarily to changes in product mix sales. PTI's gross margins for the three months ended June 30, 2000 were also affected by increased credit allowances to major customers over the same period in 1999. The cost of sales for PTI for the three months ended June 30, 2000 also included additional charges for the write off of obsolete inventories and tooling in the amounts of $420,000 and $271,000, respectively.

         Selling, general and administrative expenses for the three months ended June 30, 2000 were $5,781,312 compared to selling, general and administrative expenses of $4,226,801 for the three months ended June 30, 1999. Selling, general and administrative expenses, as a percentage of sales were 25% and 19% for the quarters ended June 30, 2000 and 1999, respectively. The increased selling, general and administrative spending in 2000 was primarily due to the addition of the operating expenses of Karlen, which was acquired in April 1999, higher costs associated with the expansion of the businesses, licensing fees associated with the sales of licensed products, the amortization of goodwill associated with the acquisitions of Karlen and Comfees, the depreciation of the installation of new systems and the higher costs for human resources. Selling, general and administrative expenses for the three months ended June 30, 2000 also included restructuring charges in the amount of approximately $392,000. The charges were comprised of $267,000 related to excess warehouse space and other costs and $125,000 in employee severance costs.

         Interest expense, net of interest income, for the Company for the three months ended June 30, 2000 was $874,313, compared to net interest expense of $702,497 for the three months ended June 30, 1999. The increase in net interest expense from 1999 to 2000 was due primarily to financing increased inventory levels for the Company and to the financing costs associated with the acquisition of Karlen. Net interest expense for Flents was $498,830 for the three months ended June 30, 2000 and $430,586 for the three months ended June 30, 1999.

         The Company had a net loss of ($643,033) for the three months ended June 30, 2000 compared to the Company's net income for the three months ended June 30, 1999 of $249,562. The reduction in earnings resulted primarily from increased selling, general and administrative spending and the financing costs associated with the acquisition of Karlen and from increased goodwill amortization resulting from the acquisitions.

                           Six Months ended June 30, 2000 as compared to the Six
Months ended June 30, 1999

         The Company's net sales were $39,117,054 during the six months ended June 30, 2000, an increase of 3% from net sales of $37,890,057 for the same period in 1999. Sales for PTI were $28,602,892 for the six months ended June 30, 2000 and $30,761,091 for the same period in 1999. The decrease in sales for PTI was attributed to an overall decline in the purchasing patterns of customers as they continue to reduce inventory levels. Sales for the six months ended June 30, 2000 from Flents were $10,514,162 compared to sales of $9,708,666 for the same period in 1999. The increase in sales for Flents was attributed to the additional months of sales from the acquisition of Karlen, which occurred in April 1999.

                  The cost of sales for the six months ended June 30, 1999 was $28,691,899 (resulting in a gross profit margin of 27%), compared to the Company's cost of sales for the six months ended June 30, 1999 of $27,707,044 (resulting in a gross profit margin of 27%). PTI's gross profit margin contribution approximated 20% for the six months ended June 30, 2000 and 22% for the six months ended June 30, 1999. Flents' gross profit margin contribution approximated 45% for the six months ended June 30, 2000 and 48% for the six months ended June 30, 1999. The fluctuation in gross margins for PTI and Flents was due primarily to changes in product mix sales. PTI's gross margins for the six months ended June 30, 2000 were also affected by increased credit allowances to major customers over the same period in 1999. The cost of sales for PTI for the six months ended June 30, 2000 also included additional charges for the write off of obsolete inventories and tooling in the amounts of $420,000 and $271,000, respectively.

         Selling, general and administrative expenses for the six months ended June 30, 2000 were $10,689,281 compared to selling, general and administrative expenses of $7,735,170 for the six months ended June 30, 1999. Selling, general and administrative expenses, as a percentage of sales were 27% and 20% for the six months ended June 30, 2000 and 1999, respectively. The increased selling, general and administrative spending in the first six months of 2000 was primarily due to the higher costs associated with the expansion of the helmet, bicycle and bicycle accessory business, coupled with an increased percentage of sales of licensed products, the acquisition of Karlen, installation of new systems and the higher costs for human resources. Selling, general and administrative expenses for the six months ended June 30, 2000 also included restructuring charges in the amount of approximately $392,000. The charges were comprised of $267,000 related to excess warehouse space and other costs and $125,000 in employee severance costs.

         The Company had a net loss of $1,196,975 after the minority interest deduction for the 40% outside ownership in Flents for the six months ended June 30, 2000 compared to the Company's net income for the six months ended June 30, 1999 of $734,624. The reduction in earnings resulted primarily from increased selling, general and administrative spending and the financing costs associated with the acquisition of Karlen and from increased goodwill amortization resulting from the acquisitions.


Liquidity and Capital Resources

         The Company's working capital at June 30, 2000 was $8,826,708 as compared to $9,733,611 at December 31, 1999.

         The cash flows of the Company have fluctuated due to the impact of net income and losses, capital spending, working capital requirements, the issuance of common stock and other financing activities. The Company expects that cash flows in the near future will be primarily determined by the levels of net income, working capital requirements, and financings, if any, undertaken by the Company. Net cash increased (decreased) by $12,657 and $(412,638) in the six months ended June 30, 2000 and 1999, respectively.

         Net cash (used in) provided by operating activities was $(3,632,889) and $4,022,268 in the six months ended June 30, 2000 and 1999, respectively. Net
(loss) income was $(1,196,975) and $734,624 for the same periods, respectively.

         Net cash (used in) investing activities was $(551,986) and $(17,513,678) in the six months ended June 30, 2000 and 1999, respectively. Net cash used in investing activities included payments for acquired businesses and assets, payments primarily for computers, manufacturing equipment and other capital expenditures of $443,674 and $573,287 in these periods, respectively. Net cash used in investing activities for the six months ended June 30, 1999 included intangible assets acquired pertaining to the Karlen acquisition of $14,330,589.

         Net cash provided by financing activities was $4,197,532 and $13,078,772 in the six months ended June 30, 2000 and 1999, respectively. During the six months ended June 30, 2000, and 1999, net borrowings were $5,029,765 and $11,275,272, respectively. The increase in net borrowings was due primarily to increased inventory levels.

         The Company pays its employees and vendors on a weekly, monthly or bimonthly basis, while its customers pay for products on an average of 75 days after shipment, and therefore the Company has substantial needs for working capital. As of June 30, 2000, the Company had $746,187 of cash available for its cash needs, compared to cash of $733,530 as of December 31, 1999.

         On April 14, 1999, the Company negotiated new financing agreements with PNC Business Credit. Under the terms of the new financing agreement, PNC Business Credit has issued separate financing agreements for PTI and Flents. Each company now has a line of credit collateralized by such company's inventory, receivables and other assets, and guaranteed by the Company as well as a separate term loan. PTI has available on its line of credit up to $22,000,000, and has a term loan of $3,000,000; Flents has available on its line of credit up to $6,000,000 and a term loan of $4,000,000. Each term loan is for three years and bears interest of the bank's base rate plus .75%. The lines of credit for each bear interest at the bank's base rate plus .25%. At the closing of these financing agreements, the balance owed to Key Bank, pursuant to the line of credit with Key Bank, was fully repaid and the Karlen asset acquisition was completed. At June 30, 2000, the balances of the lines of credit were $13,121,487 (PTI) and $2,475,296 (Flents), and the term loan balance was
$5,817,758. The availability on the lines of credit, based on accounts receivable and inventory balances at June 30, 2000 were approximately $14,000,000 and $4,000,000 for PTI and Flents, respectively. The line of credit agreements require the Company and each of PTI and Flents to comply with certain affirmative covenants, including the maintenance of a minimum fixed charge ratios, minimum leverage ratios, and minimum net worth amounts, all as defined in the agreement. At June 30, 2000, PTI was not in compliance with the net worth and the fixed charge ratio requirements. Also, at June 30, 2000, Flents was not in compliance with the leverage ratio. Both PTI and Flents are expecting to receive waivers through June 30, 2000 from PNC Business Credit of these covenants.

         Flents also entered into, with a subordinated lender, a Securities Purchase Agreement by which the lender advanced $8,000,000 to Flents and acquired (1) detachable warrants (the "Flents warrants") exercisable to purchase 22 shares of common stock of Flents, par value $.01 per share, which would constitute upon exercise 22% of the issued and outstanding common stock of Flents on a diluted basis, and (2) an $8,000,000 promissory note with an interest rate of 12%. The Flents warrants are exercisable for a nominal purchase price until April 14, 2009. The promissory note is payable interest only for six years and is due in full at maturity in six years. Under the terms of the agreement, Flents is required to comply with certain affirmative covenants, including the maintenance of a minimum fixed charge ratios, minimum leverage ratios, and minimum net worth amounts, all as defined in the agreement. At June 30, 2000, Flents was not in compliance with the leverage ratio requirement. Flents received a waiver through June 30, 2000 from the subordinated lender of this covenant.

         On July 24, 2000, the Company's board of directors approved an agreement by which an additional $2,000,000 of equity will be contributed to the Company by two of its officers. Under the terms of the agreement, Meredith Birrittella and Warren Schaeffer will each agreed to contribute $1,000,000 in exchange for 2,173,913 restricted shares of the Company's common stock. These shares do not bear any registration rights. The price per share as set forth in the agreement governing the issuance of the stock was $.46, which represented a 9.2% discount from the average closing price over the two day trading period ended July 25, 2000. After the completion of the equity infusion, Mr. Birrittella and Mr. Schaeffer will own approximately 32% and 25%, respectively, of the Company's common stock outstanding. The transaction is expected to close on August 15, 2000.

         The Company's research and development efforts are directed toward developing new products, improving existing products and refining its manufacturing processes. Such research and development costs amounted to approximately $337,000 and $72,000 for the six months ended June 30, 2000 and 1999, respectively. It is expected that the Company will spend approximately $400,000 on research and development during the 2000 year.


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


ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk.

Market Risks and Sensitivity Analysis

The Company is exposed to various market risks, including changes in interest rates. The following analysis presents the hypothetical loss in earnings, cash flows and fair values of the financial instruments which were held by the Company at June 30, 2000, and are sensitive to the above market risks.

Interest Rate Risks

At June 30, 2000, the Company had financial assets totaling $16.7 million and financial liabilities totaling $35.2 million. For fixed rate financial instruments, interest rate changes affect the fair market value but do not impact earnings or cash flows. Conversely, for variable rate financial instruments, interest rate changes generally do not affect the fair market value but do impact future earnings and cash flows, assuming other factors are held constant.

At June 30, 2000, the Company had fixed rate financial assets of $15.7 million. Holding other variables constant, a ten percent increase in interest rates would increase the unrealized fair value of the fixed financial assets by approximately $1.2 million.

At June 30, 2000, the Company had fixed rate debt of $14.8 million and variable rate debt of $20.4 million. A ten percent decrease in interest rates would increase the unrealized fair value of the fixed rate debt by approximately $2.3 million.

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


ITEM 4.  Submission of Matters to a Vote of Security-Holders.

         No matter was submitted during the second quarter of the Company's 2000 fiscal year to a vote of security-holders.


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

                  10.15 Purchase Money Promissory Note made payable to Karlen Manufacturing, Inc. dated April 14, 1999. Incorporated by reference to exhibit number 2 in the Registrant's Current Report in Form 8-K dated April 14,1999 under the Securities Exchange Act of 1934, as amended.

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

10.24 Subscription Agreement dated July 24, 2000 among the Registrant, Meredith Birrittella and Warren Schaeffer



(b) Reports on Form 8-K

The Company did not file any Current Report on Form 8-K during the quarter ended June 30, 2000.

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

/s/ Meredith W. Birrittella                          Chief Executive Officer,                    August 14, 2000
---------------------------
Meredith W. Birrittella                              Chairman and Director



/s/ Anthony Costanzo                                 Chief Financial Officer                     August 14, 2000
---------------------------
Anthony Costanzo                                     Chief Accounting Officer



                        PTI HOLDING INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS




ASSETS
                                                                                 June 30, 2000                December 31, 1999
                                                                                  (unaudited)
                                                                                ----------------             ------------------
Current assets:
    Cash and cash equivalents                                                          $ 746,184                   $ 733,530
    Accounts receivable, net of allowance for returns and doubtful
         collections of $863,609 (June 30, 2000) and $515,881 (December 31, 1999)     15,099,153                  10,599,417
    Inventories                                                                       14,919,241                  12,959,906
    Deferred tax asset                                                                   552,559                     322,000
    Prepaid expenses and other current assets                                          2,890,333                   2,270,274

    Total current assets                                                              34,207,470                  26,885,127

Deferred tax asset                                                                        53,085                      90,000
Equipment and improvements, net                                                        2,821,327                   3,226,447
Intangible assets, net                                                                19,513,074                  19,871,196
Other assets                                                                             548,156                     662,265
                                                                                ----------------              -----------------
                                                                                    $ 57,143,112                $ 50,735,035
                                                                                ================              =================


LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Loan payable, bank                                                              $ 15,596,783                $ 10,567,018
    Current portion of long term debt                                                  1,800,000                   1,800,000
    Accounts payable and accrued expenses                                              7,947,067                   4,784,498
                                                                                ----------------              -----------------
    Total current liabilities                                                         25,343,850                  17,151,516
                                                                                ----------------              -----------------

Long term debt, net of current portion                                                 4,017,758                   4,849,991

Subordinated note payable                                                              6,071,549                   5,954,841

Commitments and contingencies

Minority interest in subsidiary                                                        4,158,004                   4,029,761

Stockholders' equity:
    Common stock, $.01 par value; authorized 10,000,000 shares, issued
         and outstanding 4,956,352 shares                                                 49,564                      49,564
    Note receivable                                                                      (54,822)                    (54,822)
    Capital in excess of par                                                          16,283,217                  16,283,217
    Retained earnings                                                                  1,273,992                   2,470,967
                                                                                ----------------              ----------------
    Total stockholders' equity                                                        17,551,951                  18,748,926
                                                                                ----------------              ----------------
                                                                                    $ 57,143,112                $ 50,735,035
                                                                                ================              ================





                        PTI HOLDING INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                   For the Three Months ended June 30,       For the Six Months ended June 30,
                                                  --------------------------------------     ------------------------------------
                                                       2000                    1999                  2000                1999
                                                  ---------------          -------------      --------------       --------------

Net sales                                            $ 23,373,331           $ 21,769,208        $ 39,117,054        $ 37,890,057

Cost of sales                                          17,685,366             16,195,452          28,691,899          27,707,044
                                                    -------------           ------------        ------------        ------------
Gross profit                                            5,687,965              5,573,756          10,425,155          10,183,013
                                                    -------------           ------------        ------------        ------------

Operating expenses :
     Selling, general and administrative expenses       4,375,841              2,979,885           8,268,199           5,578,528
     Restructuring charge                                 391,765                      -             391,765                   -
     Licensing fees                                       560,582                645,678           1,121,229           1,124,379
     Depreciation and amortization                        453,124                601,238             908,088           1,032,263
                                                    -------------           ------------        ------------        ------------
Total operating expenses                                5,781,312              4,226,801          10,689,281           7,735,170
                                                    -------------           ------------        ------------        ------------

Income (loss) from operations                             (93,347)             1,346,955            (264,126)          2,447,843

Interest expense, net                                     874,313                702,497           1,578,515             967,070
                                                    -------------           ------------        ------------        ------------
Income (loss) before income taxes and
   minority interests                                    (967,660)               644,458          (1,842,641)          1,480,773

Income taxes (benefit)                                   (406,417)               270,672            (773,909)            621,925
                                                    -------------           ------------        ------------        ------------

Income (loss) before minority interests                  (561,243)               373,786          (1,068,732)            858,848

Minority interests in subsidiary                          (81,790)              (124,224)           (128,243)           (124,224)

                                                    =============           ============       =============        ============
Net income (loss)                                     $  (643,033)           $   249,562         $(1,196,975)        $   734,624
                                                    =============           ============       =============        ============



Net income (loss) per share of common stock :
   Basic                                                   $ (.13)                $ 0.05              $ (.24)             $  .15
   Diluted                                                   (.13)                  0.05                (.24)                .15

Weighted average shares outstanding :
   Basic                                                4,956,352              4,956,352           4,956,352           4,956,352
   Diluted                                              4,956,352              5,008,291           4,956,352           5,011,760





                        PTI HOLDING INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     SIX MONTHS ENDED JUNE 30, 2000 AND 1999

                                                                                   2000                 1999
                                                                              -----------           ----------


Cash flows from operating activities:
    Net income (loss)                                                         $ 7,071,224            $ 734,624
    Adjustments to reconcile net income (loss) to net cash
     (used in) provided by operating activities:
    Minority interests in income of subsidiary                                    128,243              124,224
    Provision for returns and doubtful accounts                                   347,728              525,000
    Depreciation                                                                  848,794              823,518
    Amortization of intangible assets                                             480,633              216,779
    Amortization of discount on Subordinated note payable                         116,708                    -
    Deferred income tax (benefit)                                                (193,644)            (183,200)
    (Increase) decrease in operating assets and liabilities:
     Accounts receivable                                                       (4,847,464)          (3,153,000)
     Inventories                                                               (1,959,335)           5,123,914
     Prepaid expenses and other current assets                                   (520,149)          (1,454,343)
    Accounts payable and accrued expenses                                       3,162,572              916,153
    Other current liabilities                                                           -              348,599
                                                                              -----------          -----------
    Net cash (used in) provided by operating activities                         4,635,310            4,022,268
                                                                              ===========          ===========


Cash flows from investing activities:
    Cash payments as consideration for purchase of acquired businesses             (8,402)         (16,750,000)
    Loan to stockholders                                                          (99,910)            (190,391)
    Purchase of equipment and improvements                                       (443,674)            (573,287)
                                                                              -----------         ------------
    Net cash used in investing activities                                        (551,986)         (17,513,678)
                                                                              ===========         ============

Cash flows from financing activities:
    Repayment of long term Financing                                             (832,233)                   -
    Borrowings, net                                                             5,029,765           11,275,272
    Repayments of common stock receivable                                               -                3,500
    Minority investment in Subsidiary                                                   -            1,800,000
                                                                              -----------         ------------
    Net cash provided by financing activities                                   4,197,532           13,078,772
                                                                              ===========         ============

Net increase (decrease) in cash and cash equivalents                            8,280,856             (412,638)

Cash and cash equivalents, beginning of period                                    733,530              837,618
                                                                              -----------         ------------
Cash and cash equivalents, end of period                                      $ 9,014,386            $ 424,980
                                                                              ===========         ============

Supplemental disclosures:
    Interest paid                                                             $ 1,520,481          $ 1,024,191
    Income taxes paid                                                                   -              417,325
    Noncash investing and financing activities:
      Fair value of net assets acquired                                                 -            3,419,411
      Promissory note used as partial consideration in the business combination         -            1,000,000
      Excess of purchase price over net assets acquired                                 -           14,330,589
      Accrued liabilities                                                               -              240,231



                        PTI HOLDING INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.      Basis of presentation:

        The consolidated financial statements included herein have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999 and filed with the Securities and Exchange Commission.

        In the opinion of the Company's management, these unaudited consolidated financial statements include all adjustments, consisting solely of normal recurring adjustments, necessary in order to present fairly the Company's consolidated financial position as of June 30, 2000 and the results of its operations and its cash flows for the six months ended June 30, 2000. The results of operations for an interim period are not necessarily indicative of the results to be attained in any other fiscal period.

        Reclassification:

        For comparability, certain 1999 amounts have been reclassified where appropriate to conform to the financial statement presentation used in 2000.


2. Intangible assets:

        Intangible assets are summarized as follows:


                                                                    6/30/00               12/31/99
                                                                 --------------        ---------------

              Goodwill                                         $     14,485,325      $      14,476,923
              Customer lists                                          5,200,000              5,200,000
              Non-compete agreement                                     500,000                500,000
              Administrative infrastructure                             300,000                300,000
              In-place value of fixed assets                            225,000                225,000
              Exclusive supply contract                                 100,000                100,000
              Trademarks                                                  7,539                  7,539
                                                              -----------------       ----------------
                                                                     20,817,864             20,809,462

              Accumulated amortization                              (1,304,790)              (938,266)
                                                              ----------------        ---------------

                                                              $     19,513,074      $      19,871,196
                                                              ================        ================


3.      Commitments:

        In April 2000, the Company entered into a 65 month lease for a warehousing and distribution facility. The lease calls for minimum monthly rentals of $16,000 per month for the first 5 months and $72,054 per month thereafter through August 31, 2005.

4.      Contingent liabilities:

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

5.      Financing arrangements:

        On April 14, 1999, the Company negotiated new financing agreements with PNC Business Credit. Under the terms of the new financing agreement, PNC Business Credit has issued separate financing agreements for PTI and Flents subsidiaries. Each company now has a line of credit collateralized by such company's inventory, receivables and other assets, and guaranteed by the Company as well as a separate term loan. PTI has available on its line of credit up to $22,000,000, and has a term loan of $3,000,000; Flents has available on its line of credit up to $6,000,000 and a term loan of $4,000,000. Each term loan is for three years and bears interest at the bank's base rate plus .75%. The lines of credit for each bear interest at the bank's base rate plus .25%. At the closing of these financing agreements, the balance owed to Key Bank, pursuant to the line of credit with Key Bank, was fully repaid and the Karlen asset acquisition was completed. At June 30, 2000, the balances of the lines of credit were $13,121,487 (PTI) and $2,475,296 (Flents), and the term loan balance was $5,817,758. The availability on the lines of credit, based on accounts receivable and inventory balances at June 30, 2000 were approximately $14,000,000 and $4,000,000 for PTI and Flents, respectively. The line of credit agreements require the Company and each of PTI and Flents to comply with certain affirmative covenants, including the maintenance of a minimum fixed charge ratios, minimum leverage ratios, and minimum net worth amounts, all as defined in the agreement. At June 30, 2000, PTI was not in compliance with the net worth and the fixed charge ratio requirements. Also, at June 30, 2000, Flents was not in compliance with the leverage ratio requirement. Both PTI and Flents are expecting to receive waivers through June 30, 2000 from PNC Business Credit of these covenants.

        Flents also entered into, with a subordinated lender, a Securities Purchase Agreement by which the lender advanced $8,000,000 to Flents and acquired (1) detachable warrants (the "Flents warrants") exercisable to purchase 22 shares of common stock of Flents, par value $.01 per share, which would constitute upon exercise 22% of the issued and outstanding common stock of Flents on a diluted basis, and (2) an $8,000,000 promissory note with an interest rate of 12%. At June 30, 2000, the $8,000,000 promissory note had a stated value of $6,071,549 after giving consideration that the note has an effective interest rate of 19.88%. The Flents warrants are exercisable for a nominal purchase price until April 14, 2009. The promissory note is payable interest only for six years and is due in full at maturity in six years. Under the terms of the agreement, Flents is required to comply with certain affirmative covenants, including the maintenance of a minimum fixed charge ratios, minimum leverage ratios, and minimum net worth amounts, all as defined in the agreement. At June 30, 2000, Flents was not in compliance with the leverage ratio. Flents received a waiver through June 30, 2000 from the subordinated lender of this covenant.

6.      Segment Information:

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

        Two major retail chains accounted for approximately 47% and 19% of net sales for the six months ended June 30, 2000. The same two retailers accounted for approximately 47% and 23% of net sales for the same period in 1999. As of June 30, 2000, accounts receivable included approximately $6,200,000 and $4,400,000 respectively, due from these two customers. The PTI sports segment reports the sales of the larger of the two major customers, and both segments report the sales of the second major customer. Although other major retailers are customers, a loss of one or both of these two established major customers would cause a significant loss of sales and affect operating results adversely.

        The following table presents segment information for the six months ended June 30, 2000 and 1999.

                   2000                                 PTI Sports              Flents             Other                Total
               ---------------                         --------------           ----------     ------------        ----------------

              Net sales                                   $ 28,603,000     $    10,514,000     $       -          $      39,117,000
              Gross profit                                   5,659,000            4,766,000          -                   10,425,000
              Operating earnings                             7,435,000            3,221,000            33,000            10,689,000
              Depreciation and amortization                    312,000              596,000          -                      908,000
              Interest revenue                                  46,000               11,000             1,000                58,000
              Interest expense                                 633,000            1,004,000          -                    1,637,000
              Income tax expense (benefit)                   (993,000)              232,000          (13,000)             (774,000)
              Total assets                                  28,864,000           26,410,000         1,675,000            56,949,000
              Capital expenditures                             447,000              268,000          -                      715,000



                   1999                                   PTI Sports              Flents             Other                Total
               -----------                             -------------            ------------      -----------           -----------
              Net sales                              $      30,761,000     $      7,129,000    $       -          $      37,890,000
              Gross profit                                   6,785,000            3,398,000          -                   10,183,000
              Operating earnings (loss)                      1,351,000            1,141,000          (44,000)             2,448,000
              Depreciation and amortization                    682,000              350,000          -                    1,032,000
              Interest revenue                                  50,000                6,000             1,000                57,000
              Interest expense                                 499,000              525,000          -                    1,024,000
              Income tax expense (benefit)                     379,000              261,000          (18,000)               622,000
              Total assets                                  26,734,000           27,006,000           906,000            54,646,000
              Capital expenditures                             473,000              100,000          -                      573,000



        Financial information relating to the Company's operations by geographic area is presented below.

              Net sales                  2000                     1999
                                  ----------------              -------------

              United States      $       37,974,000      $         36,344,000
              Canada                      1,068,000                 1,496,000
              Other                          75,000                    50,000
                                  -----------------             -------------
                                 $       39,117,000      $         37,890,000
                                  =================             =============

        Significantly all of the Company's long-lived assets are located in the United States.

7. Subsequent events:

       On July 24, 2000, the Company's board of directors approved an agreement by which an additional $2,000,000 of equity will be contributed to the Company by two of its officers. Under the terms of the agreement, the officers will each agreed to contribute $1,000,000 in exchange for 2,173,913 restricted shares of the Company's common stock. These shares do not bear any registration rights. The price per share as set forth in the agreement governing the issuance of the stock was $.46, which represented a 9.2% discount from the average closing price over the two day trading period ended July 25, 2000. After the completion of the equity infusion, these officers will own approximately 32% and 25%, of the Company's common stock outstanding. The transaction is expected to close on August 15, 2000.