Form 10-Q
period 2000-09-30
PTI HOLDING INC
filed 2000-11-22
CIK 885239

FORM 10-Q. - QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended September 30, 2000

                                       or

[    ]   Transition Report Pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934  For the transition period from     to       .



Commission File Number:  1-11586


                                PTI HOLDING INC.
             (Exact name of registrant as specified in its charter)


              Delaware                                         13-3590980
            ----------                                        --------------
(State or jurisdiction                                      (I.R.S. Employer
of incorporation or organization)                           Identification No.)

c/o 15 East North Street, Dover, DE                            19901
---------------------------------------                     ------------
(Address of principal executive offices)                     (Zip Code)


                                 (302) 678-0855
                              --------------------
                (Issuer's Telephone Number, Including Area Code)


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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of November 14, 2000, 1,652,117 shares of the issuer's common equity were outstanding.

         The registrant filed form 10-Q or 10-QSB in all applicable preceding quarters.



                          PART I FINANCIAL INFORMATION




ITEM 1.  Financial Statements.
                                                                                                                        Page

Consolidated Balance Sheets as of September 30, 2000 and December 31, 1999                                              13

Consolidated Statements of Operations for the three and nine months ended September 30, 2000 and 1999                   14

Consolidated Statements of Cash Flows for the nine months ended September 30, 2000 and 1999                             15

Notes to Consolidated Financial Statements                                                                              16 - 18




ITEM 2.  Management's Discussion and Analysis.


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

         On August 5, 1997, the Company consummated the merger (the "Merger") of Flents Products Co., Inc., a New York corporation ("FPC"), which was principally engaged in the business of the manufacture of wax earplugs and the marketing and sale of earplugs and other safety and medical supplies, such as an eye drop delivery system, styptic devices, and air-filter masks, with and into the Company's wholly owned subsidiary, Flents Products Co., Inc., a Delaware corporation ("Flents"), pursuant to an Agreement and Plan of Merger among the Company, Flents and FPC. For purpose of accounting, the acquisition has been accounted for as a purchase. Flents delivered at closing an aggregate merger consideration of approximately $4.8 million. On October 5, 1998, in accordance with certain provisions of the Flents transaction, an additional 18,282 shares (restated for the stock split that took effect in October 2000 reflected herein) of the company's common stock were issued to the original shareholders of Flents.

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

       Flents also entered into, with a subordinated lender, a Securities Purchase Agreement by which the lender advanced $8,000,000 to Flents and acquired (1) detachable warrants (the "Flents warrants") exercisable to purchase 22 shares of common stock of Flents, par value $.01 per share, which would constitute upon exercise 22% of the issued and outstanding common stock of Flents on a diluted basis, and (2) an $8,000,000 promissory note with an interest rate of 12%. At September 30, 2000 the $8,000,000 promissory note had a stated value of $6,134,363 after giving consideration that the note has an effective interest rate of 19.88%. The Flents warrants are exercisable for a nominal purchase price until April 14, 2009. The promissory note is payable interest only for six years and is due in full at maturity in six years.

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


                    Three Months ended September 30, 2000 as compared to the Three Months ended September 30, 1999

         The Company's net sales were $15,148,683 during the three months ended September 30, 2000, an increase of 4% from net sales of $14,517,252 for the same period in 1999. Sales for PTI were $10,402,500 for the three months ended September 30, 2000 and $9,466,448 for the same period in 1999. The increase in sales for PTI was attributed to the initial placement of a new product line at a major customer. Sales for Flents were $4,746,183 for the three months ended September 30, 2000 and $5,050,803 for the same period in 1999. The decrease in sales for Flents resulted predominantly from the overall decline in purchasing patterns of clients.

         The cost of sales for the three months ended September 30, 2000 was $11,556,116 (resulting in a gross profit margin of 24%), compared to the Company's cost of sales for the three months ended September 30, 1999 of $9,900,316 (resulting in a gross profit margin of 32%). PTI's gross profit margin contribution approximated 13% for the three months ended September 30, 2000 and 27% for the three months ended September 30, 1999. Flents' gross profit margin contribution approximated 47% for the three months ended September 30, 2000 and 41% for the three months ended September 30, 1999. The fluctuation in gross margins for PTI and Flents was due primarily to changes in product mix sales. PTI's gross margins for the three months ended September 30, 2000 were also affected by increased credit allowances to major customers over the same period in 1999. The cost of sales for PTI for the three months ended September 30, 2000 also included credits issued to customers for buyback allowances, as well as the related reduction in inventory value.

         Selling, general and administrative expenses for the three months ended September 30, 2000 were $4,555,110 compared to selling, general and administrative expenses of $3,871,090 for the three months ended September 30, 1999. Selling, general and administrative expenses, as a percentage of sales were 30% and 27% for the quarters ended September 30, 2000 and 1999, respectively. The increased selling, general and administrative spending in 2000 was primarily due to higher costs for human resources.

         Interest expense, net of interest income, for the Company for the three months ended September 30, 2000 was $841,740, compared to net interest expense of $694,444 for the three months ended September 30, 1999. The increase in net interest expense from 1999 to 2000 was due primarily to financing increased inventory levels. Net interest expense for Flents was $492,770 for the three months ended September 30, 2000 and $485,368 for the three months ended September 30, 1999.

         The Company had a net loss of $1,098,298 for the three months ended September 30, 2000 compared to the Company's net income for the three months ended September 30, 1999 of $29,740. The reduction in earnings resulted primarily from increased selling, general and administrative spending, increased license fees and increased sales allowances.


                     Nine Months ended September 30, 2000 as compared to the Nine Months ended September 30, 1999

         The Company's net sales were $54,265,737 during the nine months ended September 30, 2000, an increase of 4% from net sales of $52,407,307 for the same period in 1999. Sales for PTI were $39,005,392 for the nine months ended September 30, 2000 and $40,227,539 for the same period in 1999. The decrease in sales for PTI was attributed to credits issued to customers for buyback allowances, as well as the related reduction in inventory value. Sales for the nine months ended September 30, 2000 from Flents were $15,260,345 compared to sales of $12,179,768 for the same period in 1999. The increase in sales for Flents was attributed to the additional months of sales from the acquisition of Karlen, which occurred in April 1999.



                  The cost of sales for the nine months ended September 30, 2000 was $40,248,015 (resulting in a gross profit margin of 26%), compared to the Company's cost of sales for the nine months ended September 30, 1999 of $37,607,359 (resulting in a gross profit margin of 28%). PTI's gross profit margin contribution approximated 18% for the nine months ended September 30, 2000 and 23% for the nine months ended September 30, 1999. Flents' gross profit margin contribution approximated 46% for the nine months ended September 30, 2000 and 45% for the nine months ended September 30, 1999. The fluctuation in gross margins for PTI and Flents was due primarily to changes in product mix sales. PTI's gross margins for the nine months ended September 30, 2000 were also affected by increased credit allowances to major customers over the same period in 1999. The cost of sales for PTI for the nine months ended September
30, 2000 also included additional charges for the write off of obsolete inventories and tooling in the amounts of $420,000 and $271,000, respectively.

         Selling, general and administrative expenses for the nine months ended September 30, 2000 were $15,244,392 compared to selling, general and administrative expenses of $11,604,232 for the nine months ended September 30, 1999. Selling, general and administrative expenses, as a percentage of sales were 28% and 22% for the nine months ended September 30, 2000 and 1999, respectively. The increased selling, general and administrative spending in the nine months of 2000 was primarily due to the higher costs associated with the expansion of the helmet, bicycle and bicycle accessory business, coupled with the acquisition of Karlen, installation of new systems and the higher costs for human resources. Selling, general and administrative expenses for the nine months ended September 30, 2000 also included restructuring charges in the amount of approximately $392,000. The charges were comprised of $267,000 related to excess warehouse space and other costs and $125,000 in employee severance costs.

         The Company had a net loss of $2,295,273 after the minority interest deduction for the 40% outside ownership in Flents for the nine months ended September 30, 2000 compared to the Company's net income for the nine months ended September 30, 1999 of $764,365. The reduction in earnings resulted primarily from increased selling, general and administrative spending, increased license fees, increased sales allowances, financing costs associated with the acquisition of Karlen and from increased goodwill amortization resulting from the acquisitions.


Liquidity and Capital Resources

         The Company's working capital at September 30, 2000 was $8,220,682 as compared to $9,733,611 at December 31, 1999.

         The cash flows of the Company have fluctuated due to the impact of net income and losses, capital spending, working capital requirements, the issuance of common stock and other financing activities. The Company expects that cash flows in the near future will be primarily determined by the levels of net income, working capital requirements, and financings, if any, undertaken by the Company. Net cash decreased by $373,211 and $601,344 for the nine months ended September 30, 2000 and 1999, respectively.

         Net cash provided by (used in) operating activities was $(4,757,846) and $5,464,203 for the nine months ended September 30, 2000 and 1999, respectively. Net income (loss) was $(2,295,273) and $764,365 for the same periods, respectively.

         Net cash used in investing activities was $1,082,905 and $18,391,036 for the nine months ended September 30, 2000 and 1999, respectively. Net cash used in investing activities included payments for acquired businesses and assets, primarily for computers, manufacturing equipment and other capital expenditures, of $946,331 and $1,070,124 for these periods, respectively. Net cash used in investing activities for the nine months ended September 30, 1999 included intangible assets acquired pertaining to the Karlen acquisition of $17,408,486.

         Net cash provided by financing activities was $5,467,540 and $12,325,489 for the nine months ended September 30, 2000 and 1999, respectively. During the nine months ended September 30, 2000, and 1999, net borrowings were $6,752,951 and $10,521,989, respectively. The increase in net borrowings was due primarily to increased inventory levels.

         The Company pays its employees and vendors on a weekly, monthly or bimonthly basis, while its customers pay for products on an average of 75 days after shipment, and therefore the Company has substantial needs for working capital. As of September 30, 2000, the Company had $360,319 of cash available for its cash needs, compared to cash of $733,530 as of December 31, 1999.

         On April 14, 1999, the Company negotiated new financing agreements with PNC Business Credit. Under the terms of the new financing agreement, PNC Business Credit has issued separate financing agreements for PTI and Flents. Each company now has a line of credit collateralized by such company's inventory, receivables and other assets, and guaranteed by the Company as well as a separate term loan. PTI has available on its line of credit up to $22,000,000, and has a term loan of $3,000,000; Flents has available on its line of credit up to $6,000,000 and a term loan of $4,000,000. Each term loan is for three years and bears interest of the bank's base rate plus .75%. The lines of credit for each bear interest at the bank's base rate plus .25%. At the closing of these financing agreements, the balance owed to Key Bank, pursuant to the line of credit with Key Bank, was fully repaid and the Karlen asset acquisition was completed. At September 30, 2000, the balances of the lines of credit were $15,478,325 (PTI) and $1,841,644 (Flents), and the term loan balance was $5,364,580. The availability on the lines of credit, based on accounts receivable and inventory balances at September 30, 2000 were approximately $17,000,000 and $5,000,000 for PTI and Flents, respectively. The line of credit agreements require the Company and each of PTI and Flents to comply with certain affirmative covenants, including the maintenance of minimum fixed charge ratios, minimum leverage ratios, and minimum net worth amounts, all as defined in the agreements. In November 2000, PNC Business Credit amended the minimum net worth covenant for PTI to $7.6M. The fixed charge ratio was also amended for PTI whereby going forward, the interest rate charged on the line of credit is dependent upon the result of this calculation.

         Flents also entered into, with a subordinated lender, a Securities Purchase Agreement by which the lender advanced $8,000,000 to Flents and acquired (1) detachable warrants (the "Flents warrants") exercisable to purchase 22 shares of common stock of Flents, par value $.01 per share, which would constitute upon exercise 22% of the issued and outstanding common stock of Flents on a diluted basis, and (2) an $8,000,000 promissory note with an interest rate of 12%. The Flents warrants are exercisable for a nominal purchase price until April 14, 2009. The promissory note is payable interest only for six years and is due in full at maturity in six years. Under the terms of the agreement, Flents is required to comply with certain affirmative covenants, including the maintenance of a minimum fixed charge ratio, a minimum leverage ratio, and a minimum net worth amount, all as defined in the agreement.

         On July 24, 2000, the Company's board of directors approved an agreement by which an additional $2,000,000 of equity will be contributed to the Company by two of its officers. Under the terms of the agreement, Meredith Birrittella and Warren Schaeffer each agreed to contribute $1,000,000 in exchange for 724,638 restricted shares of the Company's common stock. These shares do not bear any registration rights. The price per share as set forth in the agreement governing the issuance of the stock is $1.38, which represents a 9.2% discount from the average closing price over the two day trading period ended July 25, 2000. At the completion of the equity infusion, (which took place in November, 2000), Mr. Birrittella and Mr. Schaeffer own approximately 32% and 25%, respectively, of the Company's common stock outstanding. The number of shares and per share price are stated after giving effect to the one for three reverse stock split which took effect on October 10, 2000.

         The Company's research and development efforts are directed toward developing new products, improving existing products and refining its manufacturing processes. Such research and development costs amounted to approximately $419,000 and $88,000 for the nine months ended September 30, 2000 and 1999, respectively. It is expected that the Company will spend approximately $500,000 on research and development during the 2000 year.

Introduction of the Euro

         On January 1, 1999, eleven of the fifteen member countries of the European Union established fixed conversion rates between their existing sovereign currencies and a new currency called the "Euro". These countries agreed to adopt the Euro as their common legal currency on that date. The Euro trades on currency exchanges and is available for non-cash transactions. Until January 2, 2002, the existing sovereign currencies will remain legal tender in these countries. On January 1, 2002, the Euro is scheduled to replace the sovereign legal currencies of these countries. The Company will evaluate the impact that the implementation of the Euro will have on its business operations, and no assurance can be given that the implementation of the Euro will not have a material affect on the Company's business, financial position and results of operations and cash flows. In addition, the Company cannot accurately predict the impact the Euro will have on currency exchange rates or the Company's currency exchange risk.


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


ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk.

Market Risks and Sensitivity Analysis

The Company is exposed to various market risks, including changes in interest rates. The following analysis presents the hypothetical loss in earnings, cash flows and fair values of the financial instruments which were held by the Company at September 30, 2000, and are sensitive to the above market risks.

Interest Rate Risks

At September 30, 2000, the Company had financial assets totaling $14.5 million and financial liabilities totaling $37.3 million. For fixed rate financial instruments, interest rate changes affect the fair market value but do not impact earnings or cash flows. Conversely, for variable rate financial instruments, interest rate changes generally do not affect the fair market value but do impact future earnings and cash flows, assuming other factors are held constant.

At September 30, 2000, the Company had fixed rate financial assets of $14.5 million. Holding other variables constant, a ten percent increase in interest rates would increase the unrealized fair value of the fixed financial assets by approximately $1.2 million.

At September 30, 2000, the Company had fixed rate debt of $15.6 million and variable rate debt of $19.9 million. A ten percent decrease in interest rates would increase the unrealized fair value of the fixed rate debt by approximately $2.3 million.

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

         In October 2000, NASDAQ de-listed the Company's common shares from its small-cap market due to the decline of its share price to below $1.00.


ITEM 4.  Submission of Matters to a Vote of Security-Holders.

         No matter was submitted during the third quarter of the Company's 2000 fiscal year to a vote of security-holders.


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

10.24 Subscription Agreement dated July 24, 2000 among the Registrant, Meredith Birrittella and Warren Schaeffer


27                                   Financial Data Schedule


         (b) Reports on Form 8-K

                  The Company did not file any Current Report on Form 8-K during the quarter ended September 30, 2000.

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


Meredith W. Birrittella
Chief Executive Officer,                    November 21, 2000
Chairman and Director


Anthony Costanzo
Chief Financial Officer                     November 21, 2000
Chief Accounting Officer

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


/s/ Meredith W. Birrittella      Chief Executive Officer,      November 21, 2000
Meredith W. Birrittella          Chairman and Director

/s/ Anthony Costanzo             Chief Financial Officer       November 21, 2000
Anthony Costanzo                 Chief Accounting Officer


                        PTI HOLDING INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS




ASSETS
                                                                                September 30, 2000           December 31, 1999
                                                                                  (unaudited)
                                                                                ----------------             ------------------
Current assets:
    Cash and cash equivalents                                                          $ 360,319                   $ 733,530
    Accounts receivable, net of allowance for returns and doubtful collections
       of $1,876,667 (September 30, 2000) and $515,881 (December 31, 1999)            13,134,628                  10,599,417
    Inventories, net                                                                  17,284,947                  12,959,906
    Deferred tax asset                                                                 2,489,595                     322,000
    Prepaid expenses and other current assets                                          1,684,869                   2,270,274
                                                                                ----------------               ---------------
    Total current assets                                                              34,954,358                  26,885,127

Deferred tax asset                                                                        30,039                      90,000
Equipment and improvements, net                                                        2,614,134                   3,226,447
Intangible assets, net                                                                19,307,056                  19,871,196
Other assets                                                                             491,101                     662,265
                                                                                ----------------              -----------------
                                                                                    $ 57,396,688                $ 50,735,035
                                                                                ================              =================


LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Loan payable, bank                                                              $ 17,319,969                $ 10,567,018
    Current portion of long term debt                                                  1,800,000                   1,800,000
    Accounts payable and accrued expenses                                              7,613,707                   4,784,498
                                                                                ----------------              -----------------
    Total current liabilities                                                         26,733,676                  17,151,516
                                                                                ----------------              -----------------

Long term debt, net of current portion                                                 3,564,580                   4,849,991
                                                                                ----------------              -----------------
Subordinated note payable, net of discounts                                            6,134,363                   5,954,841
                                                                                ----------------              -----------------
Commitments and contingencies

Minority interest in subsidiary                                                        4,209,817                   4,029,761
                                                                                ----------------              ----------------
Stockholders' equity:
    Common stock, $.01 par value; authorized 10,000,000 shares, issued
         and outstanding 1,652,117 shares                                                 16,521                      49,564
    Note receivable                                                                      (54,822)                    (54,822)
    Capital in excess of par                                                          16,616,859                  16,283,217
    Retained earnings                                                                    175,694                   2,470,967
                                                                                ----------------              ----------------
    Total stockholders' equity                                                        16,754,252                  18,748,926
                                                                                ----------------              ----------------
                                                                                    $ 57,396,688                $ 50,735,035
                                                                                ================              ================





                        PTI HOLDING INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                 For the Three Months ended September 30,   For the Nine Months ended September 30,
                                                  --------------------------------------     ------------------------------------
                                                       2000                    1999                  2000                1999
                                                  ---------------          -------------      --------------       --------------

Net sales                                            $ 15,148,683           $ 14,517,252        $ 54,265,737        $ 52,407,307

Cost of sales                                          11,556,116              9,900,316          40,248,015          37,607,359
                                                    -------------           ------------        ------------        ------------
Gross profit                                            3,592,567              4,616,936          14,017,722          14,799,948
                                                    -------------           ------------        ------------        ------------

Operating expenses :
     Other Selling, general and administrative
       expenses                                         3,643,982              3,256,875          11,912,182           9,169,394
     Restructuring charge                                       -                      -             391,765                   -
     Licensing fees                                       403,320                166,560           1,524,549           1,290,939
     Depreciation and amortization                        507,808                447,655           1,415,896           1,143,899
                                                    -------------           ------------        ------------        ------------
Total operating expenses                                4,555,110              3,871,090          15,244,392          11,604,232
                                                    -------------           ------------        ------------        ------------

Income (loss) from operations                            (962,543)               745,846          (1,226,670)          3,195,716

Interest expense, net                                     841,740                694,444           2,420,255           1,663,540
                                                    -------------           ------------        ------------        ------------
Income (loss) before income taxes and
   minority interests                                  (1,804,283)                51,402          (3,646,925)          1,532,176

Income taxes (benefit)                                   (757,799)                21,589          (1,531,708)            643,514
                                                    -------------           ------------        ------------        ------------

Income (loss) before minority interests                (1,046,484)                29,813          (2,115,217)            888,662

Minority interests in subsidiary                          (51,814)                   (73)           (180,056)           (124,297)
                                                    -------------           ------------        ------------        ------------
Net income (loss)                                  $   (1,098,298)          $     29,740         $(2,295,273)        $   764,365
                                                    =============           ============       =============        ============



Net income (loss) per share of common stock :
   Basic                                                   $ (.66)                $ 0.02            $ (1.39)              $  .46
   Diluted                                                   (.66)                  0.02              (1.39)                 .46

Weighted average shares outstanding :
   Basic                                                1,652,117              1,652,117           1,652,117           1,652,117
   Diluted                                              1,652,117              1,667,233           1,652,117           1,670,099





                        PTI HOLDING INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

                                                                                   2000                 1999
                                                                              -----------           ----------


Cash flows from operating activities:
    Net income (loss)                                                       $  (2,295,273)          $  764,365
    Adjustments to reconcile net income (loss) to net cash
     (used in) provided by operating activities:
    Minority interests in income of subsidiary                                    180,056              124,297
    Provision for returns and doubtful accounts                                 1,360,786              525,000
    Depreciation                                                                1,287,437            1,286,015
    Amortization of intangible assets                                             743,706              392,669
    Amortization of discount on Subordinated note payable                         179,522                    -
    Loss on write off of obsolete assets                                          271,207                    -
    Tax refunds of prior years                                                    300,599                    -
    Deferred income tax (benefit)                                                (527,660)            (169,775)
    (Increase) decrease in operating assets and liabilities:
    Accounts receivable                                                        (3,895,997)             849,150)
    Inventories                                                                (4,325,041)           2,415,381
    Prepaid expenses and other current assets                                    (866,397)            (570,912)
    Other Assets                                                                        -             (705,475)
    Accounts payable and accrued expenses                                       2,829,209              196,727
    Other current liabilities                                                           -              356,761
                                                                              -----------          -----------
    Net cash (used in) provided by operating activities                        (4,757,846)           5,464,203
                                                                              ===========          ===========


Cash flows from investing activities:
    Cash payments as consideration for purchase of acquired businesses             (8,402)         (17,408,486)
    Loan to stockholders                                                         (128,172)              87,574
    Purchase of equipment and improvements                                       (946,331)          (1,070,124)
                                                                              -----------         ------------
    Net cash used in investing activities                                      (1,082,905)         (18,391,036)
                                                                              ===========         ============

Cash flows from financing activities:
    Repayment of long term Financing                                           (1,285,411)                   -
    Borrowings, net                                                             6,752,951           10,521,989
    Repayments of common stock receivable                                               -                3,500
    Minority investment in Subsidiary                                                   -            1,800,000
                                                                              -----------         ------------
    Net cash provided by financing activities                                   5,467,540           12,325,489
                                                                              ===========         ============

Net increase (decrease) in cash and cash equivalents                             (373,211)            (601,344)

Cash and cash equivalents, beginning of period                                    733,530              837,618
                                                                              -----------         ------------
Cash and cash equivalents, end of period                                      $   360,319            $ 236,274
                                                                              ===========         ============

Supplemental disclosures:
    Interest paid                                                             $ 2,310,123          $ 1,648,136
    Income taxes paid                                                                   -              697,025
    Noncash investing and financing activities:
      Fair value of net assets acquired                                                 -            3,336,912
      Promissory note used as partial consideration in the business combination         -            1,000,000
      Excess of purchase price over net assets acquired                                 -           14,413,088
      Accrued liabilities                                                               -              240,231



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

        In the opinion of the Company's management, these unaudited consolidated financial statements include all adjustments, consisting solely of normal recurring adjustments, necessary in order to present fairly the Company's consolidated financial position as of September 30, 2000 and the results of its operations and its cash flows for the nine months then ended. The results of operations for an interim period are not necessarily indicative of the results to be attained in any other fiscal period.

        Reclassification:

        For comparability, certain 1999 amounts have been reclassified where appropriate to conform to the financial statement presentation used in 2000.


2. Intangible assets:

        Intangible assets are summarized as follows:




                                                                    9/30/00                 12/31/99
                                                                 --------------            ------------

              Goodwill                                         $     14,485,325      $      14,476,923
              Customer lists                                          5,200,000              5,200,000
              Non-compete agreement                                     500,000                500,000
              Administrative infrastructure                             300,000                300,000
              In-place value of fixed assets                            225,000                225,000
              Exclusive supply contract                                 100,000                100,000
              Trademarks                                                  7,539                  7,539
                                                                 --------------            -----------

                                                                     20,817,864             20,809,462

              Accumulated amortization                              (1,510,808)              (938,266)
                                                                 --------------           ------------

                                                               $     19,307,056      $      19,871,196
                                                                 ==============           ============


3.      Commitments:

        In April 2000, the Company entered into a 65 month lease for a warehousing and distribution facility. The lease calls for minimum monthly rentals of $16,000 per month for the first 5 months and $72,054 per month thereafter through August 31, 2005. During the first five months of the lease, the Company occupied only a portion of its current space.




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

        The Flents segment designs, manufactures and markets earplugs and other safety and medical supplies such as an eye drop delivery system, styptic devices and air filter masks. Customers include major department stores, drug chains and supermarket retailers in the United States.

        The accounting policies of the segments are the same as those described in the summary of the significant accounting policies. The Company evaluates performance based on operating earnings of the respective segments. Inter-segment sales are not significant. Inter-segment charges for production, SG&A, and interest costs are determined on a pro rata basis.

        Two major retail chains accounted for approximately 43% and 22% of net sales for the nine months ended September 30, 2000. The same two retailers accounted for approximately 44% and 27% of net sales for the same period in 1999. As of September 30, 2000, accounts receivable included approximately $6,100,000 and $4,300,000 respectively, due from these two customers. The PTI Sports segment reports the sales of the larger of the two major customers, and both segments report the sales of the second major customer. Although other major retailers are customers, a loss of one or both of these two established major customers would cause a significant loss of sales and affect operating results adversely.

        The following table presents segment information for the nine months ended September 30, 2000 and 1999:




                   2000                                 PTI Sports              Flents             Other                Total
               ---------                               -------------            ----------        ---------           ------------

              Net sales                                   $ 39,006,000         $ 15,260,000    $       -              $  54,266,000
              Gross profit                                   7,011,000            7,007,000          -                   14,018,000
              Operating earnings (loss)                    (3,449,000)            2,262,000          (40,000)           (1,227,000)
              Depreciation and amortization                  1,029,000            1,002,000          -                    2,031,000
              Interest income                                   51,000               16,000             2,000                69,000
              Interest expense                                 987,000            1,502,000          -                    2,489,000
              Income tax expense (benefit)                 (1,842,000)              326,000          (16,000)           (1,532,000)
              Total assets                                  29,959,000           25,759,000         1,679,000            57,397,000
              Capital expenditures                             775,000              171,000          -                      946,000





                   1999                                 PTI Sports              Flents             Other                Total
          -------------------                          --------------           ----------        ----------           -----------

              Net sales                                  $  40,227,000         $ 12,180,000    $       -              $  52,407,000
              Gross profit                                   9,345,000            5,455,000          -                   14,800,000
              Operating earnings (loss)                      1,625,000            1,628,000          (57,000)             3,196,000
              Depreciation and amortization                  1,046,000              633,000          -                    1,679,000
              Interest income                                   72,000                9,000             2,000                83,000
              Interest expense                                 732,000            1,015,000          -                    1,747,000
              Income tax expense (benefit)                     406,000              261,000          (23,000)               644,000
              Total assets                                  25,508,000           26,560,000         1,326,000            53,395,000
              Capital expenditures                             765,000              305,000          -                    1,070,000





        Financial information relating to the Company's operations by geographic area is presented below:

              Net sales                                  2000                    1999
          ----------------                             ----------               -----------

              United States                      $       52,968,000      $       50,729,000
              Canada                                      1,173,000               1,628,000
              Other                                         125,000                  50,000
                                                       ------------             -----------
                                                 $       54,266,000      $       52,407,000
                                                       ============             ===========



      Significantly all of the Company's long-lived assets are located in the United States.

5.      Subsequent Events:

        In October 2000, the Company announced a one for three reverse stock split. The financial statements herein are presented after giving effect to such reverse stock split.

        In October 2000, NASDAQ de-listed the Company's common shares from its small-cap market due to the decline of its share price to below $1.00.

       On July 24, 2000, the Company's board of directors approved an agreement whereby $2,000,000 will be contributed to the Company by two of its officers. Under the terms of the agreement, Meredith Birrittella and Warren Schaeffer each agreed to contribute $1,000,000 in exchange for 724,638 restricted shares of the Company's common stock. These shares do not bear any registration rights. The price per share as set forth in the agreement governing the issuance of the stock is $1.38, which represents a 9.2% discount from the average closing price over the two day trading period ended July 25, 2000. At the completion of the equity infusion, (which took place in November, 2000), Mr. Birrittella and Mr. Schaeffer own approximately 32% and 25%, respectively, of the Company's common stock outstanding. The number of shares and per share price are stated after giving effect to the one for three reverse stock split which took effect on October 10, 2000. In November 2000, PNC Business Credit amended the minimum net worth covenant for PTI to $7.6M. The fixed charge ratio was also amended for PTI whereby going forward, the interest rate charged on the line of credit is dependent upon the result of this calculation.